Form 10-Q
period 1996-03-31
PHILLIPS GAS CO
filed 1996-05-13
CIK 893690

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          ---------------
                             FORM 10-Q


(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                               ---------------------------------------------
                                OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------
Commission file number               1-11594
                       -----------------------------------------------------

                       PHILLIPS GAS COMPANY

      (Exact name of registrant as specified in its charter)


           Delaware                                           73-1395482
- - -------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


                 First Interstate Tower, Suite 800
           1300 Post Oak Boulevard, Houston, Texas 77056
       (Address of principal executive offices)  (Zip Code)


                           713-297-6066
       (Registrant's telephone number, including area code)
                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X     No
                                 -----      -----

The registrant had 1,000 shares of common stock, $.01 par value, outstanding at April 30, 1996.

                   PART I. FINANCIAL INFORMATION


- - -----------------------------------------------------------------
Consolidated Statement of Operations         Phillips Gas Company


                                             Thousands of Dollars
                                             --------------------
                                              Three Months Ended
                                                   March 31
                                             --------------------
                                                 1996        1995
                                             --------------------
Revenues
Natural gas liquids                          $156,693     132,231
Residue gas                                   193,028     127,744
Other                                          15,129       9,025
- - -----------------------------------------------------------------
    Total Revenues                            364,850     269,000
- - -----------------------------------------------------------------

Costs and Expenses
Gas purchases                                 257,348     185,469
Operating expenses                             39,648      53,004
Selling, general and administrative
  expenses                                      4,170       7,885
Depreciation                                   19,253      17,454
Interest expense                                6,247       3,926
- - -----------------------------------------------------------------
    Total Costs and Expenses                  326,666     267,738
- - -----------------------------------------------------------------
Income before income taxes                     38,184       1,262
Provision for income taxes                     14,559         504
- - -----------------------------------------------------------------
Net Income                                     23,625         758

Preferred stock dividend requirements           8,039       8,039
- - -----------------------------------------------------------------

Net Income (Loss) Applicable
  to Common Stock                            $ 15,586      (7,281)
=================================================================
See Notes to Financial Statements.

- - -----------------------------------------------------------------
Consolidated Balance Sheet                   Phillips Gas Company


                                           Thousands of Dollars
                                         ------------------------
                                           March 31   December 31
                                               1996          1995
                                         ------------------------
Assets
Cash and cash equivalents                $   53,441        53,800
Accounts receivable
  Affiliate                                  63,262        55,376
  Trade (less allowances:
    1996--$905; 1995--$962)                  97,044        74,350
Inventories                                   6,387         6,791
Deferred income taxes                         3,294        12,181
Prepaid expenses and other current
  assets                                      2,566         2,467
- - -----------------------------------------------------------------
      Total Current Assets                  225,994       204,965
Investments and long-term receivables        15,592        15,943
Properties, plants and equipment (net)      868,292       875,023
Deferred income taxes                        51,743        57,332
Deferred gathering fees                      22,001        19,905
- - -----------------------------------------------------------------
Total                                    $1,183,622     1,173,168
=================================================================

Liabilities
Accounts payable
  Affiliate                              $   39,643        50,458
  Trade                                     167,136       157,618
Accrued income and other taxes               11,766        15,787
Other accruals                                  122           264
- - -----------------------------------------------------------------
      Total Current Liabilities             218,667       224,127
Long-term debt due to affiliate             400,000       400,000
Other liabilities and deferred credits        7,051         6,452
Deferred gain on sale of assets              19,213        19,484
- - -----------------------------------------------------------------
Total Liabilities                           644,931       650,063
- - -----------------------------------------------------------------

Stockholders' Equity
Preferred stock--100 million shares
  authorized at $.01 par value; issued
  and outstanding--13,800,000 shares,
  liquidation preference:
  1996--$349,019; 1995--$349,109            345,000       345,000
Common stock--200 million shares
  authorized at $.01 par value;
    Issued and outstanding--1,000 shares
      Par value                                   -             -
      Capital in excess of par              142,917       142,917
Retained earnings                            50,774        35,188
- - -----------------------------------------------------------------
Total Stockholders' Equity                  538,691       523,105
- - -----------------------------------------------------------------
Total                                    $1,183,622     1,173,168
=================================================================
See Notes to Financial Statements.

- - -----------------------------------------------------------------
Consolidated Statement of Cash Flows         Phillips Gas Company


                                             Thousands of Dollars
                                             --------------------
                                              Three Months Ended
                                                   March 31
                                             --------------------
                                                 1996        1995
                                             --------------------
Cash Flows from Operating Activities
Net income                                   $ 23,625         758
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
    Depreciation                               19,253      17,454
    Deferred taxes                              5,589         824
    Deferred gathering fees                    (2,096)     (2,331)
    Gain on sale of assets                       (282)       (254)
    Decrease (increase) in accounts
      receivable                              (30,580)     16,883
    Decrease in inventories                       404       1,545
    Decrease (increase) in prepaid expenses
      and other current assets                  8,788      (2,067)
    Decrease in accounts payable               (1,297)    (47,304)
    Decrease in taxes and other accruals       (4,163)     (9,071)
    Other                                         707      (2,701)
- - -----------------------------------------------------------------
Net Cash Provided by (Used for) Operating
  Activities                                   19,948     (26,264)
- - -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments          (12,812)    (29,655)
Proceeds from asset dispositions                  544       5,411
- - -----------------------------------------------------------------
Net Cash Used for Investing Activities        (12,268)    (24,244)
- - -----------------------------------------------------------------

Cash Flows from Financing Activities
Preferred stock dividend                       (8,039)     (8,039)
Issuance of debt                                    -      30,000
- - -----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                   (8,039)     21,961
- - -----------------------------------------------------------------

Decrease in Cash and Cash Equivalents            (359)    (28,547)
Cash and cash equivalents at beginning
  of period                                    53,800      33,196
- - -----------------------------------------------------------------
Cash and Cash Equivalents at End of Period   $ 53,441       4,649
=================================================================
See Notes to Financial Statements.

- - -----------------------------------------------------------------
Notes to Financial Statements                Phillips Gas Company


Note 1--Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments that Phillips Gas Company (hereinafter referred to as "PGC" or "the company") considers necessary for a fair statement of the results for such periods. All such adjustments are of a normal and recurring nature.


Note 2--Accounting Change

Effective January 1, 1996, the company changed its method of accounting for the depreciation of its natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. This change was made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice. As a result of the change, first quarter 1996 net income benefited $3,400,000. The estimated cumulative effect of the change was not material.


Note 3--Inventories

Inventories consisted of the following:

                                           Thousands of Dollars
                                         ------------------------
                                           March 31   December 31
                                               1996          1995
                                         ------------------------

Natural gas                                  $    -           923
Helium                                        1,782         1,782
Materials, supplies and other                 4,605         4,086
- - -----------------------------------------------------------------
                                             $6,387         6,791
=================================================================

Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Thousands of Dollars
                                         ------------------------
                                           March 31   December 31
                                               1996          1995
                                         ------------------------
Properties, plants and equipment
  (at cost)                              $1,896,601     1,888,512
Less accumulated depreciation
  and amortization                        1,028,309     1,013,489
- - -----------------------------------------------------------------
                                         $  868,292       875,023
=================================================================


Note 5--Income Taxes

The company's effective tax rate for the three-month period ended March 31, 1996, was 38 percent, compared with 40 percent for the same period a year ago. The lower tax rate in 1996 was due to the decrease in the proportion of permanent differences, compared with pre-tax income.


Note 6--Contingencies

The company is a party to a number of legal proceedings pending in various courts or agencies for which no provision has been made. Costs related to contingencies are provided when a loss is probable and the amount can be reasonably estimated. These accruals are not discounted for delays in future payments and are not reduced for potential insurance recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

Note 7--Related Party Transactions

Significant transactions with affiliated parties were:

                                             Thousands of Dollars
                                             --------------------
                                              Three Months Ended
                                                   March 31
                                             --------------------
                                                 1996        1995
                                             --------------------

Operating revenues (a)                       $169,010     153,609
Gas purchases (b)                              31,186      24,964
Operating expenses (c)(e)(h)                   26,708      34,035
Selling, general and administrative
  expenses (c)(d)(e)                            4,073       6,388
Interest income (f)                               270         107
Interest expense (g)                            6,191       3,864
- - -----------------------------------------------------------------

(a) The company sells a portion of its residue gas and other by-products to Phillips Petroleum Company (Phillips) at contractual prices that approximate market prices. The company sells substantially all of its natural gas liquids
    (NGL) to Phillips at prices based upon quoted market prices for fractionated NGL less transportation, fractionation and quality-adjustment fees.

(b) The company purchases raw gas from Phillips at contractual prices that approximate market prices. The loss of Phillips as a raw gas supplier would have a material adverse effect on the company's dedicated raw gas supplies and its operating results.

(c) Phillips provides the company with various field services (costs included in operating expenses) and other general administrative services (costs included in selling, general and administrative expenses) including insurance, personnel administration, office space, communications, data processing, engineering, automotive and other field equipment, and other miscellaneous services. Charges for these services and benefits are based on usage and actual costs or other allocation methods the company considers reasonable.

(d) Phillips charges the company a portion of its corporate indirect overhead costs including executive, legal, treasury, planning, tax, auditing and other corporate services, under administrative services agreements.

(e) All PGC operational and staff personnel requirements are met by Phillips' employees, most of whom are associated with the GPM Gas Services Company division of Phillips. All services provided by Phillips, including (c) and (d) above, are priced to reimburse Phillips for its actual costs.

(f) The company earns interest from participation in Phillips' centralized cash management system.

(g) The company incurs interest expense on borrowings from Phillips.

(h) The company pays gathering fees to GPM Gas Gathering L.L.C.
    (GGG), a limited liability company in which the company owns a 50-percent interest, and expenses certain components of those fees on a straight-line basis through the remaining period of a long-term contract. In the first quarters of 1996 and 1995, net fees paid to GGG for gathering and compression were $10,595,000 and $13,426,000, respectively, and $8,499,000 and $11,095,000 were expensed.

The company provides Phillips with minor administrative services.
Costs allocated to Phillips for these services have been netted against the above direct charges from Phillips and were $63,000 and $65,000 for the first quarters of 1996 and 1995, respectively.

The company periodically buys from, or sells to, Phillips various assets used in the operations of the business. These net (sales) acquisitions were recorded at the assets' historical net book values, which generally approximated fair market value, and totaled $(58,000) and $166,000 for the first quarter of 1996 and 1995, respectively. In addition, the company purchases plastic pipe from Phillips, which is used in the construction of gathering systems. Purchases during the first quarters of 1996 and 1995 were $459,000 and $1,468,000, respectively.


Note 8--Cash Flow Information

Cash payments for interest and income taxes for the three-month periods ended March 31 were as follows:

                                             Thousands of Dollars
                                             --------------------
                                               1996          1995
                                             --------------------
Cash Payments
Interest                                     $6,305         3,861
Income taxes                                      -         2,910
- - -----------------------------------------------------------------

- - -----------------------------------------------------------------
Management's Discussion and Analysis         Phillips Gas Company


RESULTS OF OPERATIONS

The company had net income of $24 million in the first quarter of 1996, compared with $1 million for the same period in 1995.

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                                 1996        1995
                                              -------------------

Reported net income                               $24           1
Less non-operating items                           (4)         (2)
- - -----------------------------------------------------------------
Net operating income                              $28           3
=================================================================


Net operating income for the first quarter of 1996 was $28 million, compared with $3 million for the corresponding quarter in 1995. The $25 million improvement was mainly the result of improved margins due to higher natural gas liquids
(NGL) and residue gas sales prices, and increased raw gas throughput volumes, which increased residue gas sales volumes and gathering fees. Lower operating and selling, general and administrative expenses, partly offset by increased depreciation, also contributed to the increase in net operating income. Non-operating items consisted of interest revenue and expense in both periods.

                                               Three Months Ended
                                                     March 31
                                               ------------------
Sales, Purchases and Throughput Statistics       1996        1995
                                               ------------------
Natural gas liquids sales
  (thousands of barrels daily)                    140         146
Residue gas sales
  (millions of cubic feet daily)                1,080       1,012
Average sales prices
    Natural gas liquids (per barrel)           $12.29       10.07
    Residue (per thousand cubic feet)          $ 1.96        1.40
Natural gas purchases
  (millions of cubic feet daily)                1,490       1,428
Raw gas throughput
  (millions of cubic feet daily)                1,892       1,581
- - -----------------------------------------------------------------

Revenues

NGL revenues increased 18 percent to $157 million in the first quarter of 1996, compared with the same period in 1995. Average NGL sales prices increased 22 percent to $12.29 per barrel, compared with $10.07 per barrel in 1995. This increase was partly offset by a 4 percent decrease in NGL sales volumes, mainly due to start-up delays on new turbines at two of the company's plants; an operational disruption at a plant operated by one of the company's partners; and the shutdown of one of the company's older plants, where a portion of the gas is being processed at other plants while the remainder of the gas is temporarily being treated and sold until alternate processing arrangements can be made. These decreases in NGL sales volumes were partly offset by increased NGL sales volumes from an acquisition which was completed late in 1995.

Residue gas sales were $193 million in the first quarter of 1996, compared with $128 million in 1995. This increase in residue gas sales was due to a 40 percent increase in residue gas sales prices and a 7 percent increase in residue gas sales volumes. The first quarter 1996 benefited from a cold winter in North America, compared with a very mild winter in 1995, impacting both demand for gas and storage levels. The increase in residue gas sales volumes was primarily the result of the company's expansion in the Austin Chalk area of Central Texas and the December 1995 acquisition of two Enron Corp. subsidiaries which held Anadarko Basin gathering assets.

Other revenue increased 68 percent in the first quarter of 1996, compared with the same period in 1995, due to an increase in gathering revenue, and an increase in by-product revenues, which were related to higher crude oil prices.

Expenses

Gas purchase costs were $257 million for the first three months of 1996, compared with $185 million for the same period of 1995. As a percentage of operating revenue, gas costs were 71 percent and 69 percent for the first quarters of 1996 and 1995, respectively. The higher gas purchase costs reflect the interaction of the company's gas purchase contracts with the higher first quarter 1996 residue gas and NGL sales prices, along with higher gas purchase volumes.

First quarter 1996 operating expenses decreased 25 percent from the first quarter 1995, reflecting the company's continuous cost improvement efforts. This decrease is mainly the result of technology enhancements, plant modernizations, plant consolidations and reengineering efforts completed in 1995, and represents a significant shift in the company's long-term cost structure.

Selling, general and administrative expenses for the first quarter of 1996 decreased $4 million, or 47 percent from the first quarter of 1995. Staffing reductions resulting from reengineering efforts and technology enhancements were the main reasons for the decrease.

Interest expense increased in the first quarter of 1996 primarily due to the company's higher outstanding loan balances in the first quarter 1996, compared with 1995.

Depreciation expense increased due to the December 1995 acquisition of two Enron Corp. subsidiaries and the completion of several major projects during 1995, including major improvements to the company's Linam Ranch, Goldsmith and Eunice plants. These increases were partly offset by a change in the company's depreciation method to straight-line depreciation effective January 1, 1996.


CAPITAL RESOURCES AND LIQUIDITY

The company's cash and cash equivalents balance at March 31, 1996, was $53 million, approximately the same as the December 31, 1995, balance. Operating activities increased cash $20 million in the first quarter of 1996, primarily due to the increase in net income. Operating activities were affected by increased accounts receivable, partly offset by an increase in trade payables. Affiliate payables decreased primarily due to severance and employee performance improvement payments made in the first quarter of 1996.

Cash disbursed for capital expenditures and investments in the three months ended March 31, 1996, was $13 million, compared with $30 million for the same period in 1995. Capital spending in 1996 was primarily directed toward asset maintenance and projects that added new raw gas supplies, while the 1995 amount included expenditures to modernize the company's assets, improve operating efficiency and add new raw gas supplies. Property dispositions in the first quarter of 1995 included the sale of a small gathering system in West Texas.

The company continues to consider strategic acquisition and expansion opportunities within its core operating areas. Future capital investments will be determined by the company in coordination with Phillips' capital spending budget. Phillips annually allocates its overall capital spending budget to each of its strategic business units, of which the company is one. The company has budgeted $80 million for capital spending in 1996.

OUTLOOK

As a result of the company's changing its method of accounting for the depreciation of its natural gas plants and systems to the straight-line method effective January 1, 1996, it is expected that depreciation expense for 1996 will be approximately
$20 million lower than it would have been under the method previously used. However, this effect is expected to be more than offset by increased depreciation expense resulting from asset acquisitions and capital additions.

Both NGL and residue gas sales prices continue to remain strong into the second quarter. While some softening is likely, low gas storage levels and strength in the NGL markets should continue to provide higher prices in 1996 than were experienced in 1995. The company expects increased NGL sales volumes during the remainder of 1996 as improvements at the company's facilities are fully realized. Lower operating and selling, general and administrative expenses are also expected to be realized throughout 1996, compared with 1995.

                   PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- - --------

18  Letter from Ernst & Young LLP Regarding Change in
    Depreciation Accounting Method.

27  Financial Data Schedule.

Reports on Form 8-K
- - -------------------

During the three months ended March 31, 1996, the company filed the following report on Form 8-K:

1.  Dated December 31, 1995
       Item 2.  Acquisition or Disposition of Assets

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PHILLIPS GAS COMPANY




                                  /s/ E. L. Batchelder
                           --------------------------------------
                                      E. L. Batchelder
                              Senior Vice President, Treasurer,
                           Controller and Chief Financial Officer
                                 (Chief Accounting and Duly
                                     Authorized Officer)

May 10, 1996