Form 10-Q
period 1996-06-30
PHILLIPS GAS CO
filed 1996-08-09
CIK 893690

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------

                            FORM 10-Q


(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                               ----------------------------------------------
                                OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------
Commission file number               1-11594
                       ------------------------------------------------------


                       PHILLIPS GAS COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                            73-1395482
- -------------------------------                            ------------------
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

The registrant had 1,000 shares of common stock, $.01 par value, outstanding at July 31, 1996.

                    PART I. FINANCIAL INFORMATION



- ---------------------------------------------------------------------
Consolidated Statement of Operations             Phillips Gas Company


                                        Thousands of Dollars
                               --------------------------------------
                               Three Months Ended    Six Months Ended
                                     June 30              June 30
                               --------------------------------------
                                   1996      1995      1996      1995
                               --------------------------------------
Revenues
Natural gas liquids            $169,006   133,116   325,699   265,347
Residue gas                     212,256   137,449   405,284   265,193
Other                            21,648    11,585    36,777    20,610
- ---------------------------------------------------------------------
    Total Revenues              402,910   282,150   767,760   551,150
- ---------------------------------------------------------------------

Costs and Expenses
Gas purchases                   288,114   194,175   545,462   379,644
Operating expenses               44,237    55,076    83,885   108,080
Selling, general and
  administrative expenses         4,150     6,891     8,320    14,776
Depreciation                     17,919    17,875    37,172    35,329
Interest expense                  5,975     4,674    12,222     8,600
- ---------------------------------------------------------------------
    Total Costs and Expenses    360,395   278,691   687,061   546,429
- ---------------------------------------------------------------------
Income before income taxes       42,515     3,459    80,699     4,721
Provision for income taxes       16,850     1,116    31,409     1,620
- ---------------------------------------------------------------------
Net Income                       25,665     2,343    49,290     3,101

Preferred stock dividend
  requirements                    8,038     8,038    16,077    16,077
- ---------------------------------------------------------------------

Net Income (Loss) Applicable
  to Common Stock              $ 17,627    (5,695)   33,213   (12,976)
=====================================================================
See Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Balance Sheet                   Phillips Gas Company


                                            Thousands of Dollars
                                           ----------------------
                                              June 30 December 31
                                                 1996        1995
                                           ----------------------
Assets
Cash and cash equivalents                  $   93,853      53,800
Accounts receivable
  Affiliate                                    58,586      55,376
  Trade (less allowances:
    1996--$905; 1995--$962)                   106,842      74,350
Inventories                                     6,026       6,791
Deferred income taxes                           3,785      12,181
Prepaid expenses and other current assets       1,854       2,467
- -----------------------------------------------------------------
      Total Current Assets                    270,946     204,965
Investments and long-term receivables          15,377      15,943
Properties, plants and equipment (net)        864,054     875,023
Deferred income taxes                          40,956      57,332
Deferred gathering fees                        24,048      19,905
- -----------------------------------------------------------------
Total                                      $1,215,381   1,173,168
=================================================================

Liabilities
Accounts payable
  Affiliate                                $   33,841      50,458
  Trade                                       179,153     157,618
Accrued income and other taxes                 19,843      15,787
Other accruals                                     82         264
- -----------------------------------------------------------------
      Total Current Liabilities               232,919     224,127
Long-term debt due to affiliate               400,000     400,000
Other liabilities and deferred credits          7,201       6,452
Deferred gain on sale of assets                18,943      19,484
- -----------------------------------------------------------------
Total Liabilities                             659,063     650,063
- -----------------------------------------------------------------

Stockholders' Equity
Preferred stock--100 million shares
  authorized at $.01 par value; issued
  and outstanding--13,800,000 shares,
  liquidation preference:
  1996--$349,198; 1995--$349,109              345,000     345,000
Common stock--200 million shares
  authorized at $.01 par value
    Issued and outstanding--1,000 shares
      Par value                                     -           -
      Capital in excess of par                142,917     142,917
Retained earnings                              68,401      35,188
- -----------------------------------------------------------------
Total Stockholders' Equity                    556,318     523,105
- -----------------------------------------------------------------
Total                                      $1,215,381   1,173,168
=================================================================
See Notes to Financial Statements.

- -----------------------------------------------------------------
Consolidated Statement of Cash Flows         Phillips Gas Company


                                             Thousands of Dollars
                                             --------------------
                                               Six Months Ended
                                                    June 30
                                             --------------------
                                                 1996        1995
                                             --------------------
Cash Flows from Operating Activities
Net income                                   $ 49,290       3,101
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                               37,172      35,329
    Deferred taxes                             16,376       2,535
    Deferred gathering fees                    (4,143)     (4,599)
    Gain on sale of assets                     (3,858)       (540)
    Decrease (increase) in accounts
      receivable                              (35,702)     14,590
    Decrease (increase) in inventories            765        (337)
    Decrease (increase) in prepaid expenses
      and other current assets                  9,009      (2,385)
    Increase (decrease) in accounts payable     4,918     (34,842)
    Increase (decrease) in taxes and other
      accruals                                  3,874      (8,935)
    Other                                         850      (3,783)
- -----------------------------------------------------------------
Net Cash Provided by Operating Activities      78,551         134
- -----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments          (29,018)    (72,424)
Proceeds from asset dispositions                6,597       6,716
- -----------------------------------------------------------------
Net Cash Used for Investing Activities        (22,421)    (65,708)
- -----------------------------------------------------------------

Cash Flows from Financing Activities
Preferred stock dividend                      (16,077)    (16,077)
Issuance of debt                                    -      65,000
- -----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                  (16,077)     48,923
- -----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                  40,053     (16,651)
Cash and cash equivalents at beginning
  of period                                    53,800      33,196
- -----------------------------------------------------------------
Cash and Cash Equivalents at End of Period   $ 93,853      16,545
=================================================================
See Notes to Financial Statements.

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


Note 2--Accounting Change

Effective January 1, 1996, the company changed its method of accounting for the depreciation of its natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. This change was made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice. As a result of the change, net income for the three- and six-month periods ending June 30, 1996, benefited $4,600,000 and $8,000,000, respectively. The estimated cumulative effect of the change was not material.


Note 3--Inventories

Inventories consisted of the following:

                                           Thousands of Dollars
                                         ------------------------
                                            June 30   December 31
                                               1996          1995
                                         ------------------------

Natural gas                                  $    -           923
Helium                                        1,782         1,782
Materials, supplies and other                 4,244         4,086
- -----------------------------------------------------------------
                                             $6,026         6,791
=================================================================

Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Thousands of Dollars
                                         ------------------------
                                            June 30   December 31
                                               1996          1995
                                         ------------------------
Properties, plants and equipment
  (at cost)                              $1,902,311     1,888,512
Less accumulated depreciation and
  amortization                            1,038,257     1,013,489
- -----------------------------------------------------------------
                                         $  864,054       875,023
=================================================================


Note 5--Income Taxes

The company's effective tax rates for the three- and six-month periods ended June 30, 1996, were 40 and 39 percent, respectively, compared with 32 and 34 percent for each of the same periods a year ago. The higher 1996 tax rates for the second quarter and six-month period resulted from an increase in state taxes due to higher income subject to state taxes.


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

Note 7--Related Party Transactions

Significant transactions with affiliated parties were:

                                    Thousands of Dollars
                           --------------------------------------
                           Three Months Ended    Six Months Ended
                                 June 30             June 30
                           ------------------   -----------------
                               1996      1995      1996      1995
                           ------------------   -----------------

Operating revenues         $175,137   164,272   344,147   317,881
Gas purchases                30,863    25,819    62,049    50,783
Operating expenses           26,671    34,102    53,379    68,137
Selling, general and
  administrative expenses     3,611     6,370     7,684    12,758
Interest income                 322        83       592       190
Interest expense              6,029     4,615    12,220     8,479
- -----------------------------------------------------------------


The company purchases raw gas from, and sells a portion of its residue gas and substantially all of its natural gas liquids
(NGL) to, Phillips Petroleum Company (Phillips). Phillips also provides the company with various field and general administrative services. The company earns interest from participation in Phillips' centralized cash management system and incurs interest expense on its borrowings from Phillips. In addition, the company purchases from Phillips plastic pipe, which is used in the construction of gathering systems.

The company pays gathering fees to GPM Gas Gathering L.L.C.
(GGG). In the second quarters of 1996 and 1995, net fees paid to GGG for gathering and compression were $10,490,000 and $13,180,000, respectively; $8,443,000 and $10,912,000, respectively, were expensed.  For the six-month period ended
June 30, 1996 and 1995, net fees paid were $21,085,000 and $26,606,000, respectively, and $16,942,000 and $22,007,000, respectively, were expensed.


Note 8--Keep Well Agreement

Under the terms of a Keep Well Agreement between the company and Phillips, the company has been prohibited from incurring debt other than debt owed to Phillips and its affiliates. The agreement also required Phillips to make equity infusions so that the company's consolidated debt will not exceed 60 percent of its total capitalization. In July 1996, the rating of Phillips' long-term debt was upgraded to a rating that, under the terms of the Keep Well Agreement, terminated these provisions of the Keep Well Agreement. Other provisions of the Keep Well Agreement remain in full force and effect.

Note 9--Cash Flow Information

Cash payments for interest and income taxes for the six-month periods ended June 30 were as follows:

                                             Thousands of Dollars
                                            ---------------------
                                               1996          1995
                                            ---------------------
Cash payments
Interest                                    $12,428         8,632
Income taxes                                  1,452         3,402
- -----------------------------------------------------------------

- -----------------------------------------------------------------
Management's Discussion and Analysis         Phillips Gas Company


RESULTS OF OPERATIONS

The company had net income of $26 million and $49 million for the second quarter and first six months of 1996, respectively, compared with $2 million and $3 million for the same periods in 1995.

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June 30
                            ------------------   ----------------
                            1996          1995   1996        1995
                            ------------------   ----------------

Reported net income          $26             2     49           3
Less non-operating items      (1)           (3)    (5)         (5)
- -----------------------------------------------------------------
Net operating income         $27             5     54           8
=================================================================


Net operating income increased $22 million and $46 million for the second quarter and first six months of 1996, respectively, compared with the same periods in 1995. The improvements were mainly the result of improved margins due to higher natural gas liquids (NGL) and residue gas sales prices, and increased raw gas throughput volumes, which increased residue gas and NGL sales volumes and gathering fees. Lower operating and selling, general and administrative expenses also contributed to the increase in net operating income. Non-operating items include interest income and expense, and a gain on the sale of a plant and gathering system in the second quarter of 1996.

                         Three Months Ended     Six Months Ended
                              June 30                June 30
Sales, Purchases and   ---------------------  --------------------
Throughput Statistics    1996   1995  Change   1996   1995  Change
                       ---------------------  --------------------

Natural gas liquids
  sales (thousands
  of barrels daily)       150    143      5%    145    144      1%
Residue gas sales
  (millions of cubic
  feet daily)           1,080  1,020      6   1,080  1,016      6
Average sales prices
  Natural gas liquids
    (per barrel)       $12.39  10.23     21   12.34  10.15     22
  Residue gas (per
    thousand cubic
    feet)              $ 2.16   1.48     46    2.06   1.44     43
Natural gas purchases
  (millions of cubic
   feet daily)          1,584  1,443     10   1,537  1,436      7
Raw gas throughput
  (millions of cubic
  feet daily)           1,938  1,624     19   1,915  1,603     19
- ------------------------------------------------------------------


Revenues

NGL prices have increased, primarily as a result of low NGL inventories and increased demand for NGL feedstock for production of petrochemicals, compared to the same periods in 1995. NGL sales volumes have improved in the second quarter of 1996, mainly due to higher NGL extractions and operating consistency at the company's Linam Ranch plant in New Mexico, and the December 1995 acquisition of Anadarko Basin gathering assets.

Residue gas sales prices benefited from a cold winter in North America, compared with a very mild winter in 1995, impacting both demand for gas and storage levels in the first quarter of 1996. The effect of lower storage levels and higher summer cooling demand has resulted in the continuation of strong residue gas prices through the second quarter of 1996. The increase in residue gas sales volumes was primarily the result of the company's expansion in the Austin Chalk area of Central Texas and the December 1995 acquisition of gathering assets.

Other revenue increased $10 million and $16 million for the second quarter and first six months of 1996, respectively, compared with the same periods in 1995, due to an increase in gathering and by-product revenues, and a gain on the sale of a small, non-strategic plant and gathering system in Oklahoma during the second quarter of 1996.

Expenses

Gas purchase costs increased $94 million and $166 million for the second quarter and first six months of 1996, respectively, compared with the same periods in 1995. As a percentage of operating revenue, gas costs were 72 percent for the second quarter and 71 percent for the first six months of 1996, respectively, compared with 69 percent for the same periods in 1995.

Operating expenses decreased 20 percent and 22 percent for the second quarter and first six months of 1996, respectively, compared with the same periods in 1995, reflecting the company's continuous cost improvement efforts. This decrease is mainly the result of technology enhancements, plant modernizations, plant consolidations and reengineering efforts completed in 1995, and represents a significant shift in the company's long-term cost structure.

Selling, general and administrative expenses decreased 40 percent and 44 percent for the second quarter and first six months of 1996, respectively, compared with the same periods in 1995. Reengineering efforts and technology enhancements resulted in staffing reductions, which was the main reason for the decrease.

Interest expense increased in the second quarter and first six months of 1996, primarily due to the company's higher outstanding loan balances in 1996, compared with 1995.

When compared with the same periods in 1995, depreciation expense for both the three- and six-month periods of 1996 increased due to a December 1995 acquisition and the completion of several major projects during 1995, including major improvements to the company's Linam Ranch, Goldsmith and Eunice plants. These increases were partly offset by a change in depreciation method from the unit-of-production method to straight-line, effective January 1, 1996.

CAPITAL RESOURCES AND LIQUIDITY

The company's cash and cash equivalents balance at June 30, 1996, increased $40 million from the December 31, 1995, balance. Operating activities increased cash $79 million in the first six months of 1996, primarily due to the increase in net income. Operating activities were affected by increased accounts receivable, partly offset by an increase in trade payables, both due to higher NGL and residue gas prices. Affiliate payables decreased primarily due to severance and employee performance improvement payments made in the first six months of 1996.

Cash disbursed for capital expenditures and investments in the first six months of 1996, was $29 million, compared with $72 million for the same period in 1995. Capital spending in 1996 was primarily directed toward asset maintenance and projects that added new raw gas supplies, while the 1995 amount included expenditures to modernize the company's assets, improve operating efficiency and add new raw gas supplies. Property dispositions in the first six months of 1996 included the sale of the Lucien plant and system located in Oklahoma. The first six months of 1995 included the sale of a small gathering system in West Texas.

Under the terms of a Keep Well Agreement between the company and Phillips, the company has been prohibited from incurring debt other than debt owed to Phillips and its affiliates. The agreement also required Phillips to make equity infusions so that the company's consolidated debt will not exceed 60 percent of its total capitalization. In July 1996, the rating of Phillips' long-term debt was upgraded to a rating that, under the terms of the Keep Well Agreement, terminated these provisions of the Keep Well Agreement. Other provisions of the Keep Well Agreement remain in full force and effect.

Late in July, the company signed a purchase agreement with Amoco Production Company to purchase approximately 630 miles of gathering pipeline and Amoco's interest in the North Cowden plant, which are located in the Permian Basin of West Texas. The gathering facilities currently gather approximately 40 million cubic feet of gas per day from about 420 meter stations. The company plans to integrate the gathering facilities into its existing gathering facilities and shut down the plant. The acquisition is subject to Hart-Scott-Rodino review. Pending government approval, closing is expected in fourth quarter 1996. Payment will be made upon the latter of closing or January 3, 1997.

The company continues to consider strategic acquisitions and expansion opportunities within its core operating areas. Future capital investments will be determined by the company in coordination with Phillips' capital spending budget. Phillips annually allocates its overall capital spending budget to each of its strategic business units, of which the company is one. The company has budgeted $80 million for capital spending in 1996.


OUTLOOK

As a result of the change in accounting method for the depreciation of natural gas plants and systems to the straight-line method effective January 1, 1996, it is expected that depreciation expense for 1996 will be approximately $20 million lower than it would have been under the method previously used. However, this effect is expected to be offset by increased depreciation expense resulting from asset acquisitions and capital additions.

NGL and residue gas sales prices continue to remain strong into the third quarter. While some softening is likely, continued low storage levels for both gas and NGL, combined with strength in the NGL markets, should provide higher prices in 1996 than were experienced in 1995. Lower operating and selling, general and administrative expenses are also expected throughout 1996, compared with 1995. As a result of the company's continuous review of its organizational structure and work processes, the company plans to integrate the majority of the accounting and information technology functions into its regional operations by the end of 1996.

                   PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 14, 1996. A brief description of each proposal and the voting results follows:

Election of two directors by holders of the company's Series A
9.32% Cumulative Preferred Stock.

                                For           Against & Withheld
                                ---           ------------------
John L. Adams               12,548,156              102,903
Otway B. Denny, Jr.         12,543,007              108,052


Election of five directors by Phillips Petroleum Company, the sole holder of the company's Common Stock.

                                For           Against & Withheld
                                ---           ------------------
E. L. Batchelder               1,000                   0
George B. Beitzel              1,000                   0
C. L. Bowerman                 1,000                   0
J. J. Mulva                    1,000                   0
M. J. Panatier                 1,000                   0


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

27  Financial Data Schedule

Reports on From 8-K
- -------------------

During the three months ended June 30, 1996, the company has not filed any reports on Form 8-K.

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



August 8, 1996