Form 10-Q
period 1996-09-30
PHILLIPS GAS CO
filed 1996-11-07
CIK 893690

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------

                            FORM 10-Q


(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                               ---------------------------------------------
                                OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------------
Commission file number               1-11594
                       -----------------------------------------------------


                       PHILLIPS GAS COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                           73-1395482
-------------------------------                           -------------------
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

The registrant had 1,000 shares of common stock, $.01 par value, outstanding at October 31, 1996

                    PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Operations             Phillips Gas Company


                                       Thousands of Dollars
                             ----------------------------------------
                             Three Months Ended     Nine Months Ended
                                September 30           September 30
                             ----------------------------------------
                                 1996      1995        1996      1995
                             ----------------------------------------
Revenues
Natural gas liquids          $196,300   130,897     521,999   396,244
Residue gas                   201,136   125,790     606,420   390,983
Other                          19,240    10,919      56,017    31,529
---------------------------------------------------------------------
    Total Revenues            416,676   267,606   1,184,436   818,756
---------------------------------------------------------------------

Costs and Expenses
Gas purchases                 297,530   184,760     842,992   564,404
Operating expenses             43,996    53,247     127,881   161,327
Selling, general and
  administrative expenses       2,789     8,832      11,109    23,608
Depreciation                   18,149    18,872      55,321    54,201
Interest expense                5,978     5,260      18,200    13,860
---------------------------------------------------------------------
    Total Costs and Expenses  368,442   270,971   1,055,503   817,400
---------------------------------------------------------------------
Income (loss) before income
  taxes                        48,234    (3,365)    128,933     1,356
Provision for income taxes     18,972    (1,625)     50,381        (5)
---------------------------------------------------------------------
Net Income (Loss)              29,262    (1,740)     78,552     1,361

Preferred stock dividend
  requirements                  8,039     8,039      24,116    24,116
---------------------------------------------------------------------

Net Income (Loss) Applicable
  to Common Stock            $ 21,223    (9,779)     54,436   (22,755)
=====================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet                   Phillips Gas Company


                                          Thousands of Dollars
                                       --------------------------
                                       September 30   December 31
                                               1996          1995
                                       --------------------------
Assets
Cash and cash equivalents                $   65,242        53,800
Accounts receivable
  Affiliate                                  75,178        55,376
  Trade (less allowances:
    1996--$905; 1995--$962)                  91,756        74,350
Inventories                                   7,315         6,791
Deferred income taxes                         3,747        12,181
Prepaid expenses and other current
  assets                                      1,505         2,467
-----------------------------------------------------------------
      Total Current Assets                  244,743       204,965
Investments and long-term receivables        19,236        15,943
Properties, plants and equipment (net)      860,031       875,023
Deferred income taxes                        29,053        57,332
Deferred gathering fees                      26,246        19,905
-----------------------------------------------------------------
Total                                    $1,179,309     1,173,168
=================================================================

Liabilities
Accounts payable
  Affiliate                              $   34,493        50,458
  Trade                                     184,300       157,618
Accrued income and other taxes               18,623        15,787
Other accruals                                  122           264
-----------------------------------------------------------------
      Total Current Liabilities             237,538       224,127
Long-term debt due to affiliate             340,000       400,000
Other liabilities and deferred credits        5,558         6,452
Deferred gain on sale of assets              18,672        19,484
-----------------------------------------------------------------
Total Liabilities                           601,768       650,063
-----------------------------------------------------------------

Stockholders' Equity
Preferred stock--100 million shares
  authorized at $.01 par value; issued
  and outstanding--13,800,000 shares,
  liquidation preference:
  1996--$349,198; 1995--$349,109            345,000       345,000
Common stock--200 million shares
  authorized at $.01 par value
    Issued and outstanding--1,000 shares
      Par value                                   -             -
      Capital in excess of par              142,917       142,917
Retained earnings                            89,624        35,188
-----------------------------------------------------------------
Total Stockholders' Equity                  577,541       523,105
-----------------------------------------------------------------
Total                                    $1,179,309     1,173,168
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of Cash Flows         Phillips Gas Company


                                             Thousands of Dollars
                                             --------------------
                                               Nine Months Ended
                                                 September 30
                                             --------------------
                                                  1996       1995
                                             --------------------
Cash Flows from Operating Activities
Net income                                    $ 78,552      1,361
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation                              55,321     54,201
      Deferred taxes                            28,279      5,812
      Deferred gathering fee                    (6,341)    (6,811)
      Gain on sale of assets                    (4,131)      (826)
      Other                                     (1,314)    (4,832)
    Working capital adjustments
      Decrease (increase) in accounts
        receivable                             (37,208)    11,684
      Increase in inventories                     (524)      (920)
      Decrease (increase) in prepaid expenses
        and other current assets                 9,396     (6,372)
      Increase (decrease) in accounts payable   10,717    (22,911)
      Increase (decrease) in taxes and other
        accruals                                 2,694     (6,639)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities      135,441     23,747
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments           (47,308)  (115,877)
Proceeds from asset dispositions                 7,425      7,549
-----------------------------------------------------------------
Net Cash Used for Investing Activities         (39,883)  (108,328)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Preferred stock dividend                       (24,116)   (24,116)
Issuance of debt                                     -    105,000
Repayment of debt                              (60,000)         -
-----------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                                   (84,116)    80,884
-----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                   11,442     (3,697)
Cash and cash equivalents at beginning
  of year                                       53,800     33,196
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $ 65,242     29,499
=================================================================
See Notes to Financial Statements.

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


Note 2--Accounting Change

Effective January 1, 1996, the company changed its method of accounting for the depreciation of its natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. This change was made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice. As a result of the change, net income for the three- and nine-month periods ending September 30, 1996, benefited $4,600,000 and $12,600,000, respectively. The estimated cumulative effect of the change was not material.


Note 3--Inventories

Inventories consisted of the following:

                                          Thousands of Dollars
                                       --------------------------
                                       September 30   December 31
                                               1996          1995
                                       --------------------------

Natural gas                                  $2,078           923
Helium                                        1,782         1,782
Materials, supplies and other                 3,455         4,086
-----------------------------------------------------------------
                                             $7,315         6,791
=================================================================

Note 4--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                          Thousands of Dollars
                                       --------------------------
                                       September 30   December 31
                                               1996          1995
                                       --------------------------
Properties, plants and equipment
  (at cost)                              $1,913,339     1,888,512
Less accumulated depreciation
  and amortization                        1,053,308     1,013,489
-----------------------------------------------------------------
                                         $  860,031       875,023
=================================================================


Note 5--Investments and Long-Term Receivables

In July 1996, the company signed a purchase agreement with Amoco Production Company (Amoco) to acquire certain gas gathering assets and Amoco's interest in a gas plant, both of which are located in the Permian Basin of West Texas, subject to governmental and regulatory approval. Long-term receivables includes a $4 million earnest payment made in the third quarter 1996, related to this pending acquisition. The earnest payment is fully refundable to the company under certain conditions.


Note 6--Income Taxes

The company's effective tax rate for each of the three- and nine-month periods ended September 30, 1996, was 39 percent, compared with 48 percent and less than 1 percent for the respective periods a year ago. The mix of individual subsidiary company profit and loss within PGC for the three- and nine-month periods, coupled with differing state tax rates, caused the consolidated tax rates to vary from period to period.


Note 7--Contingencies

In the case of all known contingencies, the company accrues an undiscounted liability when a loss is probable and the amount can be reasonably estimated. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance recoveries. Currently the company is a party to a number of legal proceedings pending in various courts or agencies for which no provision has been made. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

Note 8--Related Party Transactions

Significant transactions with affiliated parties were:

                                    Thousands of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                               1996      1995      1996      1995
                           ------------------   -----------------

Operating revenues         $200,495   159,998   544,642   477,879
Gas purchases                31,576    24,935    93,625    75,718
Operating expenses           27,658    33,703    81,037   101,840
Selling, general and
  administrative expenses     2,301     8,623     9,985    21,381
Interest income                 801       197     1,393       387
Interest expense              5,950     5,227    18,170    13,706
-----------------------------------------------------------------


The company purchases raw gas from, and sells a portion of its residue gas and substantially all of its natural gas liquids
(NGL) to, Phillips Petroleum Company (Phillips). Phillips also provides the company with various field and general administrative services. The company earns interest from participation in Phillips' centralized cash management system and incurs interest expense on its borrowings from Phillips. In addition, the company purchases Phillips plastic pipe, which is used in the construction of gathering systems.

The company pays gathering fees to GPM Gas Gathering L.L.C.
(GGG). In the third quarters of 1996 and 1995, net fees paid to GGG for gas gathering services were $10,618,000 and $13,136,000, respectively; $8,420,000 and $10,924,000 were expensed. For the nine-month periods ended September 30, 1996 and 1995, net fees paid were $31,703,000 and $39,742,000, respectively; $25,362,000 and $32,931,000 were expensed.


Note 9--Keep Well Agreement

Under the terms of a Keep Well Agreement between the company and Phillips, the company had been prohibited from incurring debt other than debt owed to Phillips and its affiliates. The agreement also required Phillips to make equity infusions so that the company's consolidated debt would not exceed 60 percent of its total capitalization. In July 1996, the rating of Phillips' long-term debt was upgraded to a rating that, under the terms of the Keep Well Agreement, terminated these provisions of the Keep Well Agreement. Other provisions of the Keep Well Agreement remain in full force and effect.

Note 10--Cash Flow Information

Cash payments for interest and income taxes for the nine-month periods ended September 30 were as follows:

                                             Thousands of Dollars
                                             --------------------
                                                1996         1995
                                             --------------------
Cash payments
Interest                                     $18,361       13,830
Income taxes                                  11,473        3,405
-----------------------------------------------------------------

-----------------------------------------------------------------
Management's Discussion and Analysis         Phillips Gas Company


RESULTS OF OPERATIONS

The company had net income of $29 million in the third quarter of 1996, compared with a $2 million net loss in the corresponding period during 1995. Net income for first nine months of 1996 was $79 million, compared with $1 million for the same period in 1995.

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1996          1995   1996        1995
                            ------------------   ----------------

Reported net income (loss)   $29            (2)    79           1
Less non-operating items      (3)           (5)    (7)        (10)
-----------------------------------------------------------------
Net operating income         $32             3     86          11
=================================================================


Net operating income increased $29 million and $75 million for the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995. The improvements were mainly the result of improved margins due to higher natural gas liquids (NGL) and residue gas sales prices, and increased raw gas throughput volumes, which increased residue gas and NGL sales volumes and gathering fees. Lower operating and selling, general and administrative expenses also contributed to the increase in net operating income.

Non-operating items include interest income and expense, a gain on the sale of a plant and gathering system in the second quarter of 1996, and severance cost adjustments in the third quarters of 1996 and 1995.

                          Three Months Ended    Nine Months Ended
                            September 30           September 30
Sales, Purchases and   ---------------------  -------------------
Throughput Statistics    1996   1995  Change   1996   1995 Change
                       ---------------------  -------------------
Natural gas liquids
  sales (thousands
  of barrels daily)       152    147      3%    147    145     1%
Residue gas sales
  (millions of cubic
  feet daily)           1,073  1,018      5   1,078  1,017     6
Average sales prices
  Natural gas liquids
    (per barrel)       $14.05   9.66     45   12.93   9.98    30
  Residue gas (per
    thousand cubic
    feet)              $ 2.04   1.34     52    2.05   1.41    45
Natural gas purchases
  (millions of cubic
   feet daily)          1,570  1,455      8   1,548  1,442     7
Raw gas throughput
  (millions of cubic
  feet daily)           1,930  1,650     17   1,920  1,619    19
-----------------------------------------------------------------


Revenues

As a result of low NGL inventories, curtailed supplies and increased demand for NGL feedstocks for production of petrochemicals, NGL prices have increased compared with the same periods in 1995. NGL sales volumes have continued to improve through the third quarter of 1996, mainly due to higher NGL extractions and operating consistency at the company's Linam Ranch plant in New Mexico, and the December 1995 acquisition of Anadarko Basin gathering assets.

Residue gas sales prices remained strong in the third quarter of 1996, even though prices began to soften in September 1996. The continued effect of lower storage levels and higher demand has resulted in higher prices in 1996, compared with 1995. The increase in residue gas sales volumes was primarily the result of the December 1995 acquisition of gathering assets.

Other revenue increased $8 million and $24 million for the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995 due to increased gathering and by-product revenues. The first nine months of 1996 also benefited from a gain on the sale of a small, non-strategic plant and gathering system in Oklahoma during the second quarter of 1996.

Expenses

Gas purchase costs increased $113 million and $279 million for the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995. Gas purchase costs were 72 percent of operating revenue for the third quarter and the first nine months of 1996, respectively, compared with 69 percent for the same periods in 1995.

Operating expenses decreased 17 percent and 21 percent for the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995, reflecting the company's continuous cost improvement efforts. This decrease is mainly the result of technology enhancements, plant modernizations, plant consolidations and reengineering efforts completed in 1995, and represents a significant shift in the company's long-term cost structure. Included in the third quarter 1996 decrease was the reversal of a $2 million Oklahoma property tax accrual as the result of a favorable court ruling.

Selling, general and administrative expenses decreased $6 million and $12 million for the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995.
These lower costs were mainly the result of reengineering efforts and technology enhancements in 1995, which made staffing reductions possible in 1996. In addition, the 1996 periods benefited relative to the 1995 periods because third quarter 1995 included a charge of $3 million for potential severance costs, while third quarter 1996 included a $2 million severance accrual reversal due to the company's being able to place more personnel with other Phillips business units than had previously been anticipated. This decrease was partially offset in the third quarter of 1996 by the cost of integrating the majority of the company's accounting functions into its regional operations, and higher employee benefit costs.

Interest expense increased in the third quarter and first nine months of 1996, primarily resulting from the company's higher outstanding loan balances in 1996, compared with 1995.

Excluding the effect of the change in depreciation method from the unit-of-production method to straight-line, effective
January 1, 1996, depreciation expense for both the three- and nine-month periods of 1996 increased, when compared with the same periods in 1995, due to a December 1995 acquisition and the completion of several major projects during 1995, including major improvements to the company's Linam Ranch, Goldsmith and Eunice plants.

CAPITAL RESOURCES AND LIQUIDITY

Operating activities increased cash $136 million in the first nine months of 1996, primarily due to the increase in net income. Cash from operating activities was also impacted by increases in accounts receivable and trade payables, as a result of higher NGL and residue gas prices. Accounts payable to affiliate decreased, primarily as a result of severance payments made during the first nine months of 1996.

Cash disbursed for capital expenditures and investments in the first nine months of 1996 was $47 million, compared with $116 million for the same period in 1995. Capital spending in 1996 was primarily directed toward asset maintenance and projects that added new raw gas supplies, while the 1995 amount included expenditures to modernize the company's assets, improve operating efficiency and add new raw gas supplies. Property dispositions in the first nine months of 1996 included the sale of the Lucien plant and system located in Oklahoma. The first nine months of 1995 included the sale of a small gathering system in West Texas.

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


OUTLOOK

As a result of the change in accounting method for the depreciation of natural gas plants and systems to the straight-line method, effective January 1, 1996, it is now expected that depreciation expense for 1996 will be approximately $25 million lower than it would have been under the method previously used. However, this effect is expected to be more than offset by increased depreciation expense resulting from asset acquisitions and capital additions.

Residue gas prices decreased $.34 per thousand cubic feet for the month of September 1996, compared with the average price for 1996, but remained $.26 per thousand cubic feet higher than September 1995 prices. A seasonal increase in residue gas prices is expected in the fourth quarter of 1996. NGL sales prices during the third quarter of 1996 were at their highest level in over five years.
NGL prices in the fourth quarter of 1996 are expected to remain well above the prices experienced in 1995. Lower operating and selling, general and administrative expenses are also expected throughout 1996, compared with 1995, as a result of the company's previous reengineering efforts and technology enhancements.

                   PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

27  Financial Data Schedule

Reports on From 8-K
-------------------

During the three months ended September 30, 1996, the company did not file any reports on Form 8-K.

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



November 7, 1996