Form 10-K405
period 1996-12-31
PHILLIPS GAS CO
filed 1997-03-13
CIK 893690

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
      (Mark One)
         [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended       December 31, 1996
                                       --------------------------------
                                     OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from             to
                                            ------------   ------------
             Commission file number            1-11594
                                   ------------------------------------

                             PHILLIPS GAS COMPANY
            (Exact name of registrant as specified in its charter)

                 Delaware                               73-1395482
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)


                     First Interstate Tower, Suite 800
               1300 Post Oak Boulevard, Houston, Texas 77056
            (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including area code: 713-297-6066


          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
             Title of each class                      on which registered
   -----------------------------------------        -----------------------
   Series A 9.32% Cumulative Preferred Stock        New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                   Yes X   No
                                                                    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant had 1,000 shares of Common Stock, $.01 Par Value, outstanding at February 28, 1997, all of which was held by its parent, Phillips Petroleum Company, and 13,800,000 shares of Series A 9.32% Cumulative Preferred Stock, $.01 par value. The aggregate market value of the Cumulative Preferred Stock held by non-affiliates of the registrant was $360,367,597 as of February 28, 1997. The registrant, solely for the purpose of this required presentation, has deemed its Board of Directors to be affiliates, and deducted from its outstanding shares in determining the aggregate market value, their beneficial stockholdings of 6,025 shares.

                     Documents incorporated by reference:
            Proxy Statement for the Annual Meeting of Stockholders
                           on May 13, 1997 (Part III)

                        TABLE OF CONTENTS

                              PART I


   Item                                                      Page
   ----                                                      ----
1. and 2.  Business and Properties..........................   1
             General........................................   1
             Overview of the Company's Business.............   1
             Gathering Systems..............................   3
             Gas Processing.................................   4
             Gas Supplies and Related Contracts.............   4
             Marketing......................................   6
             Competition....................................   6
             Environmental Matters..........................   8
             Employees......................................   8
       3.  Legal Proceedings................................   9
       4.  Submission of Matters to a Vote of
             Security Holders...............................   9


                       --------------------

           Executive Officers of the Registrant.............  10

                             PART II

       5.  Market for Registrant's Common Equity and
             Related Stockholder Matters....................  11
       6.  Selected Financial Data..........................  12
       7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.....................................  13
       8.  Financial Statements and Supplementary Data......  23
       9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.........  44

                             PART III

      10.  Directors and Executive Officers of the
             Registrant.....................................  45
      11.  Executive Compensation...........................  45
      12.  Security Ownership of Certain Beneficial
             Owners and Management..........................  45
      13.  Certain Relationships and Related Transactions...  45

                             PART IV

      14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K........................  48

                              PART I


Unless otherwise indicated, reference to "PGC" or the "company" refers to Phillips Gas Company and its consolidated subsidiaries. Also, unless the context requires otherwise, reference to "Phillips" means Phillips Petroleum Company and its consolidated subsidiaries, including the company. Items 1 and 2, Business and Properties, contain forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "possible," "probable," "believe," "expect," "plans," "scheduled," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 21.


Items 1 and 2.  BUSINESS AND PROPERTIES

General

Phillips Gas Company, a Delaware corporation, is a subsidiary of Phillips Petroleum Company. The company was organized in January 1992 for the purpose of owning and managing certain gas gathering and processing assets of Phillips. The company is a leading buyer and gatherer of raw natural gas, one of the domestic volume leaders in the production of natural gas liquids (NGL), and a major marketer of residue gas. PGC became a reporting company under the Securities Exchange Act of 1934 for the first time in December 1992, as a result of the completion of a public offering of Series A 9.32% Cumulative Preferred Stock. The company's principal operating subsidiary is GPM Gas Corporation (GPM).

The company's headquarters are located at First Interstate Tower, Suite 800, 1300 Post Oak Boulevard, Houston, Texas 77056, and its telephone number is (713) 297-6066.


Overview of the Company's Business

The Company's Business. The company owns and operates natural gas gathering systems and processing facilities concentrated in four major gas-producing areas in the Southwest. The company owns 13 NGL extraction plants, and operates or has an interest in three more. The plants are located in Texas (10), Oklahoma (3), and New Mexico (3). In addition, the company operates gas gathering systems with approximately 27,000 miles of gathering pipelines, with some 19,400 active meter connections to producing wells.

The company gathers gas at the wellhead in the areas of its gathering systems, compresses the gas at field compressors, and delivers the compressed gas for processing, which separates the raw gas stream (a natural gas stream containing liquefiable hydrocarbons) into NGL and residue gas. NGL include ethane, propane, normal butane, isobutane and natural gasoline, which are extracted from raw gas in liquid form under high-pressure, low-temperature conditions. Although most of the company's facilities have the flexibility to extract ethane as part of the NGL stream or allow it to remain as part of the residue gas, the company does not further process the NGL into the other separate components described above.

The company's core gathering and processing regions are concentrated in the Permian Basin area of western Texas and southeastern New Mexico, the Austin Chalk area of south central Texas, the Panhandle areas of Texas and Oklahoma, and central and western Oklahoma. The company is among the largest processors and gatherers of natural gas in its operating regions.

The company sells substantially all of its NGL to Phillips. The company is able to interconnect to major gas transmission pipelines in each of its regions in order to sell residue gas to local distribution companies, electric utilities, various other business and industrial end-users, and marketers. The company's major residue gas markets are primarily located in Texas, Oklahoma and the midwestern United States. To expand its gas marketing options, the company actively pursues additional pipeline connections at its plants and other main delivery points.

The majority of the company's gas throughput is purchased under levelized percentage-of-proceeds contracts. These contracts have the effect of reducing the volatility of the company's feedstock margin, compared with some other contract forms. See "Gas
Supplies and Related Contracts."

Recent Developments. In 1996, the company continued its strategy of growth through the purchase of assets in its core operating regions. The company completed the purchase of gathering systems from ANR Pipeline Company, a Detroit-based subsidiary of The Coastal Corporation, in late 1996. The acquired gathering assets are primarily located in northwestern Oklahoma and include approximately 1,570 miles of natural gas gathering pipeline and

12 compressor units used to gather approximately 165 million cubic feet of natural gas per day through about 1,000 meter stations. To obtain Federal Trade Commission clearance, the company agreed to sell about 170 miles of gathering assets which gather approximately 10 million cubic feet per day of raw gas in the area of the assets purchased in the transaction. The assets to be sold include both assets purchased from ANR and assets already owned and operated by the company.

In January 1997, the company purchased from Amoco Production Company approximately 630 miles of gathering pipeline and Amoco's interest in the North Cowden plant, which is located in the Permian Basin of West Texas. The pipeline systems gather approximately 40 million cubic feet of gas per day from about
420 meter stations. The company has integrated the gathering facilities into its existing operations and shut down the plant.

As part of the company's asset rationalization program and its continuous efforts to reduce costs and improve operating efficiencies, during 1996 the company sold a small plant and gathering system in Oklahoma, and idled a plant in New Mexico.


Gathering Systems

The company operates gas gathering systems with approximately 27,000 miles of gathering pipe, with some 19,400 active meter connections to producing wells. At year-end 1996, electronic flow measurement with radio telemetry had been installed on all meter connections to producing wells, excluding recent acquisitions.

Most of the company's gathering systems operate at comparatively low pressure, which is a significant factor to gas producers. New oil and gas wells begin to produce at varying amounts of natural pressure. This natural pressure declines over time as oil and gas are extracted, and most crude oil wells ultimately require pumping to extract the crude oil and associated raw gas.

If the pressure at which a well is producing (whether natural or pump-assisted) is greater than the pipeline pressure of the gathering system to which it is connected, gas will flow at an unencumbered rate from the well into the gathering system. As wellhead pressures drop closer to the operating pressure of the gathering system, the well will begin to produce at a progressively more restricted flow. As production declines, the well will often be disconnected from the higher pressure system and reconnected to a gathering system operating at a lower pressure.

Gas Processing

The major operations involved at a gas processing plant include inlet separation, liquids stabilization, amine treating, dehydration, sulfur recovery and cryogenic refrigeration. The design of each gas plant varies somewhat, primarily depending on the composition and volumes of the raw gas it receives.

During the initial separation process, water and heavy hydrocarbons separate from the raw gas and collect at the bottom of a separator vessel. The separated gas travels to an amine contactor, while the hydrocarbon liquids from the separator undergo a stabilization process that removes vapors from the liquids. The vapors, together with the separated gas, travel to the amine contactor. During the amine treatment, carbon dioxide and hydrogen sulfide separate from the gas. The gas is then dehydrated to remove any remaining water and refrigerated or cooled through expansion to liquefy the ethane and heavier components and produce residue gas. If a sulfur plant is present, the hydrogen sulfide removed from the gas travels through a sulfur recovery unit, which converts the hydrogen sulfide into elemental sulfur and sulfur dioxide. If no such plant is present, the hydrogen sulfide is incinerated, producing sulfur dioxide.

In 1996, the company delivered approximately 1,454 million cubic feet per day of residue gas, of which 1,076 million cubic feet per day was sold by the company to local distribution companies, electric utilities, various other business and industrial end-users, and marketers. The company extracted 159,000 gross barrels per day of NGL, of which 148,000 barrels per day were sold, primarily to Phillips. Most of the remainder of the residue gas and NGL production was taken by certain of the company's raw gas suppliers who elected to retain their production in lieu of cash payments.


Gas Supplies and Related Contracts

The company does not directly own any crude oil or raw gas reserves. The company purchases most of its raw gas from producers under long-term contracts. These producers range in size from small independent owners and operators to large integrated oil companies, such as the company's largest single supplier, Phillips. Each producer generally dedicates to the company the raw gas produced from designated oil and natural gas leases for the term of the contract, which typically extends for three to seven years, but not beyond the economic life of the wells located within the leases.

The majority of the company's gas purchase contracts are on a percentage-of-proceeds basis under which it retains a specified percentage of the net proceeds received from the sale of residue gas and an index-based value for NGL. The company also purchases gas from leases under percentage-of-index pricing terms where both residue gas and NGL values are based on index prices for each product. Index prices for NGL and residue gas are published market-based reference prices. Under these so-called "levelized" percentage-of-proceeds and percentage-of-index arrangements, a single percentage applies to both allocable residue gas and NGL content. This levelized arrangement is different from so-called "casinghead" and other types of percentage arrangements, where typically the processor's share of the residue gas value differs from its share of the NGL value.

Gas processors have the option in the processing of raw gas to include certain components of the gas, such as ethane, as part of either the residue gas or NGL. Under a levelized contract, the company therefore attempts to optimize the mix of residue gas and NGL based on their relative market prices to attain the maximum value for the aggregate processed mix of residue gas and NGL.

In addition to the company's gas purchase contracts, the company also gathers raw gas for producers and shippers for redelivery to customers at specified redelivery points in exchange for a gas gathering fee. As part of the Federal Energy Regulatory Commission (FERC) abandonment approval process, the company was required to offer default gathering agreements, for a maximum term of two years at previously regulated rates, on a large portion of the volumes acquired from Enron Corp. in December 1995. In addition, the company expects to offer default-type gathering agreements at previously regulated rates on the majority of the volumes acquired from ANR Pipeline Company in December 1996.

Phillips provided the company with approximately 9 percent of its raw gas throughput during 1996 under long-term supply contracts, making Phillips its largest single supplier. The loss of Phillips as a raw gas supplier would have a material adverse effect on the company's dedicated raw gas supplies and its operating results.

Based on historical volume data from wells dedicated to the company under long-term contracts with producers, the raw gas supplies under contract and available for processing were estimated at 7.1 trillion cubic feet at year-end 1996, compared with 6.7 trillion cubic feet at year-end 1995. The company does not directly own any of these gas supplies.

Marketing

NGL.  Under an NGL sales contract, the company sells
---
substantially all of its net NGL production to Phillips as a feedstock for various petrochemical and ethylene plants operated by Phillips and for resale by Phillips to other NGL customers. This contract provides that, based upon individual NGL components, Phillips will pay to the company market price for the components, less a charge designed to take into account the estimated value of transportation and fractionation performed by Phillips and quality-adjustment and other fees. The initial contract term expires December 31, 2007, and can be terminated by either party then, or at the end of any two-year period thereafter, on not less than one year's prior notice.

In many cases, the tailgate of the company's gas processing plant is connected directly to a Phillips facility through NGL gathering and transmission lines owned by Phillips. Several of the company's facilities also have access to third-party NGL transmission pipelines and pipelines owned by the NGL customers to which Phillips resells a portion of the company's NGL output.

Residue Gas.  During 1996, the company's average sales of residue
-----------
gas were 1,076 million cubic feet per day. These sales were made to over 90 customers, with approximately 96 percent of the residue volumes being sold to about 50 customers.

In 1996, Phillips was the company's third largest single customer for residue gas, purchasing approximately 7 percent of the company's residue gas output, primarily for its internal use as fuel in its refining operations. The company believes that the terms of the sales to Phillips were no less favorable to the company than similar sales to unaffiliated third parties.

The company sold residue gas under index-based contracts with approximately 64 percent of sales volumes having contract terms of one year or longer in 1996, compared with 61 percent in 1995. The company usually delivers title of the residue gas to its customers at the tailgate of its processing plants. In some cases, however, the company bears transportation costs or undertakes responsibility for arranging for transportation services when title to the residue gas passes after transportation.


Competition

The company faces strong competition both in acquiring natural gas supplies and in marketing residue gas. The company's competitors in obtaining additional raw gas supplies, gathering and processing natural gas and marketing residue gas include major integrated oil companies; major interstate pipeline companies and their marketing affiliates; gas gatherers like the company, which gather, process and market natural gas; and a relatively large number of smaller gas gatherers of varying financial resources and experience. Historically, the large integrated oil companies have concentrated on operating gathering and processing facilities primarily to service their own raw gas production. Pipeline companies entered the processing business as an extension of their transportation and sales functions. Since they were required to deliver merchantable-quality residue gas to customers, many established their own processing facilities to remove contaminants from the gas they had purchased directly from producers. Pipeline companies' supplies come from gas purchased directly from producers at the wellhead and from third parties at processing plants. As a result of regulatory changes made by the FERC, most of these activities are now conducted by unregulated affiliates of interstate pipeline companies. Therefore, the company both competes with pipeline companies and/or their affiliates for supplies of gas, and supplies gas to the pipeline companies through residue gas marketing activities.

Competition for gas supplies is concentrated in geographic regions based upon the location of gathering systems and gas processing plants. Although the company is among the largest gatherers and processors in the geographic regions in which it operates, most producers in these areas have alternate gathering and processing facilities available to them. In addition, producers have other alternatives, such as building their own gathering facilities or selling their raw gas supplies without processing. Thus, competition for gas supplies in these regions is primarily based on the reputation, efficiency and reliability of the gatherer/processor, the availability and cost of transportation, the pricing arrangement offered by the gatherer/processor and the ability of the gatherer/processor to obtain a satisfactory price for the producers' residue gas and extracted NGL. The company expects increased competition in acquiring new supplies.

In addition to competition in gas gathering and processing, there is vigorous competition in marketing residue gas. Competition for customers is based primarily upon the price of the delivered gas, the services offered by the seller, and the reliability of the seller in making deliveries. For customers that have the capability of using alternative fuels, such as oil and coal, residue gas also competes on a price basis with these alternative fuels and on the basis of local environmental considerations. Also, to foster competition in the natural gas industry, certain regulatory actions of the FERC and some states have allowed buying and selling to occur at more points along the distribution and delivery system.

Since the company has dedicated substantially all of its NGL output to Phillips under an NGL sales contract, the company does not expect to experience competition in the marketing of NGL until the contract expires.


Environmental Matters

The environmental information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 under the caption, "Environmental" is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 1996 and those expected for 1997 and 1998.


Employees

Operational and staff personnel requirements are met by Phillips employees, mainly associated with Phillips' GPM Gas Services Company division, under the terms of several service agreements where Phillips is reimbursed by the company for its costs of providing these services. This enables the employees to participate in Phillips' employee benefit plans. At December 31, 1996, the GPM Gas Services Company division employed
1,130 people, 16 percent less than the previous year.

Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

               EXECUTIVE OFFICERS OF THE REGISTRANT


Name                   Age*      Position
----                   ---       --------

E. L. Batchelder        49       Senior Vice President,
                                 Treasurer, Controller and
                                 Chief Financial Officer;
                                 Director

M. J. Panatier          48       President and Chief Executive
                                 Officer; Director



------------------------
*On March 1, 1997


There is no family relationship between the officers named above.
Each has been an employee of Phillips for more than five years.

                            PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

None.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and related notes.

                                     Millions of Dollars
                          ---------------------------------------
                             1996    1995    1994    1993    1992
                          ---------------------------------------

Total revenues            $1,724    1,124   1,196   1,251   1,166
Income (loss) before
  cumulative effect of
  change in accounting
  principle                  128       (3)     25      68      50
Net income (loss)            128       (3)     25      68      45
Total assets               1,293    1,173     941     972   1,212
Long-term debt               310      400     220     285     400

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

March 7, 1997


Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and accounting policies. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "possible," "probable," "believe," "expect," "plans," "scheduled," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 21.


Sales, Purchases and Throughput Statistics

                                         1996      1995      1994
                                       --------------------------

Natural gas liquids sales
  (thousands of barrels daily)            148       144       151
Residue gas sales
  (millions of cubic feet daily)        1,076     1,017       949
Average sales prices:
  Natural gas liquids (per barrel) $14.49 10.07 9.77 Residue gas (per thousand cubic
    feet)                              $ 2.20      1.49      1.79
Natural gas purchases
  (millions of cubic feet daily)        1,538     1,441     1,370
Raw gas throughput
  (millions of cubic feet daily)        1,913     1,620     1,505

Results of Operations

1996 Compared With 1995

Natural gas liquids (NGL) revenues were $784 million in 1996, a 48 percent increase from 1995. NGL prices increased throughout 1996, with prices averaging $16.54 per barrel in the last six months of 1996. The price increase was a result of low NGL inventories, curtailed supplies and increased demand for NGL feedstocks for production of petrochemicals. NGL sales volumes improved in 1996, mainly due to the December 1995 acquisition of Anadarko Basin gathering assets and to the conversion of Linam Ranch plant in New Mexico to a cryogenic facility providing more efficient NGL recovery rates.

Residue gas revenues were $865 million in 1996, a 57 percent increase from 1995. Residue gas sales prices rebounded sharply during 1996, with a high of $3.46 per thousand cubic feet for the month of December. Low industry storage levels and high seasonal demand contributed to a 48 percent increase in residue sales prices. The increase in residue gas sales volumes was primarily the result of the December 1995 acquisition of gathering assets.

Other revenues increased $33 million to $75 million in 1996, mainly due to increased gathering and by-product revenues. Other revenue also benefited from a gain on the sale of a small, non-strategic plant and gathering system in Oklahoma during the second quarter of 1996.

Gas purchase costs were $1,233 million in 1996, compared with $782 million in 1995. As a percentage of operating revenues, gas purchase costs were 72 percent and 70 percent for 1996 and 1995, respectively.

Operating expenses were $171 million in 1996, a decrease of 19 percent from 1995, reflecting the company's continuous cost improvement efforts. This decrease is mainly the result of technology enhancements, plant modernizations, plant consolidations and reengineering efforts completed in 1995, and represents a significant shift in the company's long-term cost structure.

Selling, general and administrative expenses were $15 million in 1996, compared with $43 million in 1995, including a severance reversal of $3 million in 1996, and a severance accrual of $17 million in 1995. The severance reversal was due to Phillips' ability to place more of the personnel providing services to the company with other Phillips business units than had previously been anticipated, thus reducing the company's responsibility for severance costs under its service agreement with Phillips.

Selling, general and administrative expenses, excluding severance cost adjustments, decreased $8 million, mainly the result of reengineering efforts and technology enhancements.

Excluding the effect of the change in depreciation method from the unit-of-production method to straight-line, effective January 1, 1996, depreciation expense for 1996 increased, compared with 1995, due to a large December 1995 acquisition and the completion of several major projects during 1995, including major improvements to the company's Linam Ranch, Goldsmith and Eunice plants.

Interest expense increased $4 million in 1996, compared with 1995, due to a higher average outstanding loan balance in 1996, partially offset by lower interest rates.

In summary, net income was $128 million in 1996, compared with a $3 million net loss in 1995. The improvement was mainly the result of improved margins due to higher NGL and residue gas sales prices, and increased raw gas throughput volumes, which increased residue gas and NGL sales volumes and gathering fees. Net income also benefited from significantly lower operating and selling, general and administrative expenses.


1995 Compared With 1994

Although the company increased its raw gas throughput, revenues were adversely affected by lower residue gas sales prices and lower NGL sales volumes. Revenues were $1,124 million in 1995, compared with $1,196 million in 1994. The increase in raw gas throughput was primarily the result of the company's expansion in the Austin Chalk area of south central Texas, the December 1994 acquisition of the Linam Ranch plant and systems in New Mexico, and a June 1995 system acquisition in New Mexico.

NGL revenues were $531 million in 1995, a $9 million decrease from 1994. Average NGL sales prices increased slightly in 1995 with lower prices for ethane being more than offset by higher prices for propane, butane and natural gasoline. NGL sales volumes decreased 5 percent, mainly due to lower retention rates at the Linam Ranch plant, a lean oil absorption plant that was acquired in 1994 and converted to a cryogenic plant late in 1995.

Residue gas revenues decreased $67 million to $552 million in 1995, with a 7 percent increase in residue sales volumes more than offset by a 17 percent decrease in residue gas sales prices. Abundant gas supplies kept prices below 1994 levels until the fourth quarter 1995 when increased seasonal demand pushed prices to the then highest level since the second quarter of 1994.

Other revenues were $42 million in 1995, compared with $38 million in 1994. This increase was mainly due to an increase in sales volumes and prices of by-products, and increased gas gathering revenues, partially offset by lower equity earnings from GPM Gas Gathering L.L.C. (GGG) and lower interest income.

Gas purchase costs decreased $37 million to $782 million in 1995.
As a percentage of operating revenues, gas purchase costs were 70 percent and 69 percent for 1995 and 1994, respectively.

Operating expenses were $212 million in 1995, compared with $222 million in 1994. This decrease was due to lower gathering fees paid to GGG and to the company's continued efforts to reduce operating costs.

Selling, general and administrative expenses were $43 million in 1995, compared with $37 million in 1994, including severance accruals of $17 million and $9 million, respectively. Selling, general and administrative expenses, excluding severance accruals, decreased $2 million.

The $3 million increase in depreciation expense from 1994 to 1995 was mainly the result of the company's Linam Ranch acquisition in late 1994.

Interest expense increased $11 million in 1995, compared with 1994, due to higher interest rates and increased debt levels resulting from the company's acquisitions and other capital spending during late 1994 and throughout 1995.

In summary, net income decreased $28 million from 1994, resulting in a $3 million loss in 1995. The decrease was primarily due to lower residue gas sales prices, lower NGL sales volumes, and increased interest and severance expense, partly offset by increased residue gas sales volumes and lower operating expenses.


Capital Resources and Liquidity

Operating activities increased cash $223 million in 1996, primarily due to the increase in net income. Cash from operating activities was also impacted by increases in accounts receivable and accounts payable, primarily as a result of higher NGL and residue gas prices. Affiliate accounts payable decreased, primarily as a result of severance payments made during 1996. Cash and cash equivalents increased $25 million to $79 million in 1996.

The company has two borrowing arrangements with Phillips--a
$400 million loan agreement that expires in 2001, and a $200 million revolving credit facility which is available for the duration of the Keep Well Agreement (see Note 12 in the Notes to Financial Statements). Both the loan agreement and the revolving credit facility bear interest at LIBOR plus one-half of 1 percent per annum. At December 31, 1996 and 1995, no borrowings were outstanding under the revolving credit facility.

Phillips has a centralized program for controlling, managing and coordinating its risk management programs and the use of derivative instruments, as well as those of its subsidiaries. Through its services agreement with Phillips, the company takes advantage of this centralized program for executing its own risk management strategies. The company's derivatives contracts and resulting gains or losses were immaterial to the financial statements of the company.


Capital Expenditures and Investments

Capital spending for the company was $85 million in 1996, compared with $276 million in 1995. In 1996, capital spending was primarily directed towards asset maintenance, technology upgrades and projects that added new raw gas supplies, including the fourth-quarter 1996 acquisition of gathering systems from ANR Pipeline Company (ANR). The gathering assets acquired are primarily located in northwestern Oklahoma and include approximately 1,570 miles of natural gas gathering pipeline which gather approximately 165 million cubic feet per day of raw gas volumes. To obtain Federal Trade Commission clearance, the company agreed to sell, by April 30, 1997, about 170 miles of gathering assets which gather approximately 10 million cubic feet per day of raw gas. As part of the consideration given for the ANR assets, the company issued an $18.5 million promissory note due in December 1997.

In January 1997, the company purchased from Amoco Production Company approximately 630 miles of gathering pipeline and Amoco's interest in the North Cowden plant, which is located in the Permian Basin of West Texas. The gathering facilities gather approximately 40 million cubic feet of gas per day from about
420 meter stations. The company has integrated the gathering facilities into its existing operations and shut down the plant.

In 1995, the company's capital expenditures and investments increased 60 percent over 1994, with the completion of several major projects begun in 1994, along with the completion of a major acquisition late in 1995 when the company acquired the stock of two Enron Corp. subsidiaries holding Anadarko Basin gathering assets. This acquisition added about 260 million cubic feet per day of raw gas volume. Two smaller acquisitions were also completed in 1995, one in the company's New Mexico region and the second in its Oklahoma region. In addition to these acquisitions, the company completed major upgrades at its Linam Ranch plant, acquired in late 1994, and at its Eunice and Goldsmith plants, converting the Linam Ranch facility to a cryogenic process and replacing old inefficient compression with modern turbines at each plant.

The company's capital expenditures and investments totaled
$173 million in 1994. Capital spending in 1994 included the acquisition of Linam Ranch plant and gathering system in New Mexico; the initiation of several projects to improve operating efficiencies, including improvements to the Goldsmith and Eunice plants, technology upgrades and asset consolidations; and general plant and system maintenance.

The company continues to consider strategic acquisition and expansion opportunities within its core operating areas. Future capital investments will be determined by the company in coordination with Phillips' capital spending budget. Phillips annually allocates its overall capital spending budget to each of its strategic business units, of which the company is one. The company has budgeted $100 million for capital spending in 1997. Most of the budgeted funds are scheduled to be used to increase production volumes through acquisitions and new well connections, as well as for investments in technology and operating equipment to improve operating efficiency and provide value-added producer services.

The company believes that cash generated from operating activities, its borrowing arrangements with Phillips and rights under the Keep Well Agreement will be sufficient to meet its working capital needs and to fund capital expenditures, debt service and dividends on the preferred stock.

The preferred stock becomes redeemable in whole, or in part, on or after December 14, 1997. The company is currently reviewing its options, including the probable redemption of these securities if economically attractive at that time.


Contingencies

Legal Matters

At December 31, 1996, other liabilities and deferred credits included accrued contingent liabilities relating to legal proceedings pending before various courts or agencies. Costs related to contingencies are provided when a loss is probable and the amount can be reasonably estimated. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.


Environmental

The company's activities are subject to various federal, state and local environmental laws and regulations. The company, as well as other companies engaged in the gas gathering or processing industries, is required to incur costs for preventive and corrective actions at various facilities. Most of the regulatory requirements applicable to the gas gathering and processing industry relate to water and air pollution control and solid waste management. Currently, exploration- and production-type waste, which includes gas gathering and processing, is exempt from classification as hazardous waste under the Resource Conservation and Recovery Act (RCRA). Although the company believes it is unlikely this exemption will be repealed in the near future, repeal would increase costs for solid waste disposal and soil remediation at company facilities.

Under Title V of the federal 1990 Clean Air Act amendments, all major source facilities are required to obtain operating permits. This program was implemented in 1995 in the company's New Mexico region and has gone into effect in Oklahoma and Texas for gas gathering and processing operations, with full implementation in 1997. Additional Title V requirements include compliance assurance monitoring. These additional requirements are still being finalized and are not expected to be implemented prior to mid-1997.

At year-end 1996, the company had not been identified as a Potentially Responsible Party (PRP) at any sites. The expensed and capitalized environmental costs in 1996 were $6 million and $7 million, respectively. Both expensed and capitalized environmental costs are expected to be approximately $6 million to $7 million in 1997 and 1998.


Other

Phillips Gas Company has net deferred tax assets primarily from loss carryforwards and the alternative minimum tax credit. These deferred tax assets were created when the tax bases in the company's assets were increased as a result of the 1992 transfer of substantially all of its assets to GPM Gas Corporation and the subsequent issuance of PGC preferred stock. The tax depreciation taken on the increased bases has resulted in net operating loss carryforwards and the alternative minimum tax credit for which the deferred tax assets have been recorded. The company believes it is more likely than not that it will fully realize the deferred tax assets and, accordingly, a valuation allowance has not been provided. Management expects the deferred tax assets will be realized as reductions in future taxable operating income or by utilizing available tax planning strategies. Uncertainties that may affect the ultimate realization of these assets include tax law changes and the future level of product prices, costs, and tax rates. Therefore, the company periodically reviews its ability to realize these assets and will establish a valuation allowance if needed.


Outlook

NGL and residue gas sales prices improved significantly during 1996, compared with the past five years. The increase in prices was particularly sharp in the fourth quarter, when NGL prices were $19.08 per barrel and residue gas prices were $2.62 per thousand cubic feet. While NGL and residue gas sales prices remain extremely volatile, the company anticipates that prices will decrease in 1997 from 1996 levels.

Raw gas throughput volumes increased 18 percent in 1996 over 1995, and increases are expected in 1997 due to the acquisitions completed in late 1996 and in January 1997. The January 1997 acquisition is anticipated to add approximately 8,500 barrels per day of NGL production volumes. Operating expenses decreased
19 percent in 1996 from 1995, and are expected to increase only modestly in 1997, due to the recent acquisitions.

The company anticipates that gas purchase costs will continue to fluctuate with residue gas and NGL prices, reflecting the impact of the company's gas-purchase-contract mix, and that the upward pressure on gas purchase costs will continue in 1997 due to competition for new gas volumes in the company's core operating areas.

Phillips and PGC continue to explore various economically attractive business opportunities to maximize the value of PGC's gas gathering, processing and marketing assets, including, but not limited to, mergers, acquisitions, strategic alliances or joint ventures.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Phillips Gas Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 for any forward-looking statement made by, or on behalf of, the company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company.

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans for the construction or modernization of gathering and processing facilities, and the timing of production from such facilities are subject to, in certain instances, approval from the company's board of directors and the amount allocated for the company in Phillips' capital budget program; and in general, to the issuance by federal, state and municipal governments, or agencies thereof, of building, environmental and other permits; the availability of specialized contractors and work force; prices of and demand for products; the company's ability to control its costs; availability of raw materials; and transportation mainly in the form of pipelines, and to a lesser extent, railcars or trucks; and changes in laws, particularly tax and environmental.

  o Estimates of raw natural gas supplies, additional volumes and costs from acquisitions, and planned spending for maintenance and environmental remediation were developed by company personnel using the latest available information and data, and recognized techniques of estimating, including those prescribed by generally accepted accounting principles and other applicable requirements; however, new or revised information or changes in scope or economics could cause results to vary, perhaps materially.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PHILLIPS GAS COMPANY

                  INDEX TO FINANCIAL STATEMENTS

                                                             Page
                                                             ----

Report of Management....................................      24

Report of Independent Auditors..........................      25

Consolidated Statement of Operations for the
  years ended December 31, 1996, 1995 and 1994..........      26

Consolidated Balance Sheet at December 31, 1996
  and 1995..............................................      27

Consolidated Statement of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994................      28

Consolidated Statement of Changes in Stockholders'
  Equity for the years ended December 31, 1996,
  1995 and 1994.........................................      29

Accounting Policies.....................................      30

Notes to Financial Statements...........................      32

Supplementary Information
    Selected Quarterly Financial Data...................      43


              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation Accounts and Reserves............      47


All other schedules are omitted because they are either not required, not significant, not applicable or the information is shown in another schedule, the financial statements or in the notes to financial statements.

-----------------------------------------------------------------
Report of Management


Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly the company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In preparing its consolidated financial statements, the company includes amounts that are based on estimates and judgments which Management believes are reasonable under the circumstances.

The company maintains an internal control structure designed to provide reasonable assurance that the company's assets are protected from unauthorized use and that all transactions are executed in accordance with established authorizations and recorded properly. The internal control structure is supported by written policies and guidelines and is complemented by Phillips' staff of internal auditors. Management believes that the system of internal controls in place at December 31, 1996, provides reasonable assurance that the books and records reflect the transactions of the company and there has been compliance with its policies and procedures.

The company's financial statements have been audited by Ernst & Young LLP, independent auditors. Management has made available to Ernst & Young LLP all the company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.



/s/ M. J. Panatier                  /s/ E. L. Batchelder

M. J. Panatier                      E. L. Batchelder
President and                       Senior Vice President,
Chief Executive Officer             Treasurer, Controller and
                                    Chief Financial Officer


March 7, 1997

-----------------------------------------------------------------
Report of Independent Auditors


The Board of Directors and Stockholders
Phillips Gas Company

We have audited the accompanying consolidated balance sheets of Phillips Gas Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index in Item 8. These financial statements and schedule are the responsibility of the company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips Gas Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Financial Statements, effective
January 1, 1996, the company changed its method of accounting for the depreciation of its natural gas plants and systems.



                               /s/ Ernst & Young LLP

                                   ERNST & YOUNG LLP

Tulsa, Oklahoma
March 7, 1997

-----------------------------------------------------------------
Consolidated Statement of Operations         Phillips Gas Company


Years Ended December 31               Thousands of Dollars
                               ----------------------------------
                                     1996        1995        1994
                               ----------------------------------
Revenues
Natural gas liquids            $  783,514     530,562     539,653
Residue gas                       864,889     551,514     618,616
Other                              75,236      42,065      37,693
-----------------------------------------------------------------
    Total Revenues              1,723,639   1,124,141   1,195,962
-----------------------------------------------------------------

Costs and Expenses
Gas purchases                   1,232,578     781,947     818,506
Operating expenses                171,211     212,372     221,831
Selling, general and
  administrative expenses          15,288      42,601      37,161
Depreciation                       73,342      73,159      70,010
Interest expense                   23,356      19,587       9,052
-----------------------------------------------------------------
    Total Costs and Expenses    1,515,775   1,129,666   1,156,560
-----------------------------------------------------------------
Income (loss) before income
  taxes                           207,864      (5,525)     39,402
Provision for income taxes         79,665      (2,830)     14,573
-----------------------------------------------------------------
Net Income (Loss)                 128,199      (2,695)     24,829
Preferred stock dividend
  requirements                     32,154      32,154      32,154
-----------------------------------------------------------------
Net Income (Loss) Applicable
  to Common Stock              $   96,045     (34,849)     (7,325)
=================================================================
See Accounting Policies and Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet                   Phillips Gas Company


At December 31                              Thousands of Dollars
                                           ----------------------
                                                 1996        1995
                                           ----------------------
Assets
Cash and cash equivalents                  $   79,031      53,800
Accounts receivable
  Affiliate                                    96,653      55,376
  Trade (less allowances: 1996--$905;
    1995--$962)                               147,598      74,350
Inventories                                     6,418       6,791
Deferred income taxes                           4,007      12,181
Prepaid expenses and other current assets       2,660       2,467
-----------------------------------------------------------------
    Total Current Assets                      336,367     204,965
Investments and long-term receivables          13,629      15,943
Properties, plants and equipment (net)        902,493     875,023
Deferred income taxes                          12,090      57,332
Deferred gathering fees                        28,497      19,905
-----------------------------------------------------------------
Total                                      $1,293,076   1,173,168
=================================================================

Liabilities
Accounts payable
  Affiliate                                $   43,310      50,458
  Trade                                       249,864     157,618
Note payable                                   18,500           -
Accrued income and other taxes                 27,316      15,787
Other accruals                                    162         264
-----------------------------------------------------------------
    Total Current Liabilities                 339,152     224,127
Long-term debt due to affiliate               310,000     400,000
Other liabilities and deferred credits          6,372       6,452
Deferred gain on sale of assets                18,402      19,484
-----------------------------------------------------------------
Total Liabilities                             673,926     650,063
-----------------------------------------------------------------

Stockholders' Equity
Preferred stock--100 million shares
  authorized at $.01 par value;
  issued and outstanding--13,800,000
  shares, liquidation preference--$349,109 345,000 345,000 Common stock--200 million shares authorized at $.01 par value;
  issued and outstanding--1,000 shares
    Par value                                       -           -
    Capital in excess of par                  142,917     142,917
Retained earnings                             131,233      35,188
-----------------------------------------------------------------
Total Stockholders' Equity                    619,150     523,105
-----------------------------------------------------------------
Total                                      $1,293,076   1,173,168
=================================================================
See Accounting Policies and Notes to Financial Statements.

-------------------------------------------------------------------
Consolidated Statement of Cash Flows           Phillips Gas Company


Years Ended December 31                    Thousands of Dollars
                                      -----------------------------
                                           1996      1995      1994
                                      -----------------------------
Cash Flows from Operating Activities
Net income (loss)                     $ 128,199    (2,695)   24,829
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities
    Non-working capital adjustments
      Depreciation                       73,342    73,159    70,010
      Deferred taxes                     45,242     3,892     9,830
      Deferred gathering fees            (8,592)   (9,126)  (10,779)
      Gain on sale of assets             (4,498)   (1,024)     (976)
      Other                                (723)   (1,823)   (6,371)
    Working capital adjustments
      Decrease (increase) in accounts
        receivable                     (114,525)   (6,088)    4,127
      Decrease in inventories               373     2,464     1,669
      Decrease (increase) in prepaid
        expenses and other current
        assets, including deferred
        taxes                             8,142    (6,890)   (1,793)
      Increase in accounts payable       85,098    15,798    36,651
      Increase (decrease) in taxes
        and other accruals               11,427    (1,863)    6,369
-------------------------------------------------------------------
Net Cash Provided by Operating
  Activities                            223,485    65,804   133,566
-------------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments    (85,188) (276,234) (172,772)
Proceeds from asset dispositions          9,088     8,188     1,846
-------------------------------------------------------------------
Net Cash Used for Investing
  Activities                            (76,100) (268,046) (170,926)
-------------------------------------------------------------------

Cash Flows from Financing Activities
Preferred stock dividend                (32,154)  (32,154)  (32,154)
Issuance of debt                              -   180,000   115,000
Repayment of debt                       (90,000)        -  (180,000)
Contributions from parent                     -    75,000         -
-------------------------------------------------------------------
Net Cash Provided by (Used for)
  Financing Activities                 (122,154)  222,846   (97,154)
-------------------------------------------------------------------

Increase (Decrease) in Cash
  and Cash Equivalents                   25,231    20,604  (134,514)
Cash and cash equivalents at
  beginning of year                      53,800    33,196   167,710
-------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                         $  79,031    53,800    33,196
===================================================================
See Accounting Policies and Notes to Financial Statements.

------------------------------------------------------------------------------
Consolidated Statement of Changes                         Phillips Gas Company
in Stockholders' Equity


                                               Thousands of Dollars
                                     -----------------------------------------
                       Shares                       Common Stock
                 ------------------             --------------------
                  Preferred  Common  Preferred    Par     Capital in  Retained
                      Stock   Stock      Stock  Value  Excess of Par  Earnings
                 ------------------  -----------------------------------------
December 31,
  1993           13,800,000   1,000   $345,000      -         67,917    77,362
Net income                                                              24,829
Cash dividends
  paid on pre-
  ferred stock                                                         (32,154)
------------------------------------------------------------------------------
December 31,
  1994           13,800,000   1,000    345,000      -         67,917    70,037
Net loss                                                                (2,695)
Contribution
  from parent                                                 75,000
Cash dividends
  paid on pre-
  ferred stock                                                         (32,154)
------------------------------------------------------------------------------
December 31,
  1995           13,800,000   1,000    345,000      -        142,917    35,188
Net income                                                             128,199
Cash dividends
  paid on pre-
  ferred stock                                                         (32,154)
------------------------------------------------------------------------------
December 31,
  1996           13,800,000   1,000   $345,000      -        142,917   131,233
==============================================================================
See Accounting Policies and Notes to Financial Statements.

-----------------------------------------------------------------
Accounting Policies                          Phillips Gas Company


o Consolidation Principles and Basis of Presentation--Phillips Gas Company (PGC or the company) is a subsidiary of Phillips Petroleum Company (Phillips). Phillips owns 100 percent of the company's outstanding common stock. Majority-owned, controlled subsidiaries are consolidated. Investments in affiliates in which the company owns 20 percent to 50 percent of voting control are accounted for using the equity method.

o Reclassification--Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

o Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates and assumptions used.

o Cash and Cash Equivalents--Cash and cash equivalents are held by Phillips as part of its centralized cash management system. Interest is paid monthly based on the average daily balance of funds invested at a rate equal to the weighted-average rate earned by Phillips.

      Cash equivalents are highly liquid short-term investments that are readily convertible to known amounts of cash and generally have original maturities within three months from their date of purchase.

o Inventories--Natural gas inventory is valued at cost, which is lower than market, mainly on the first-in, first-out (FIFO) basis. Helium inventory is valued at cost, which is lower than market, mainly on the last-in, first-out (LIFO) basis. Materials and supplies are valued at, or below, average cost.

o Derivative Contracts--The company uses commodity swap and option contracts. Option contracts are recorded at market value through monthly adjustments for unrealized gains and losses; however, swaps are not marked to market. Gains and losses are recognized during the same period in which the gains and losses from the underlying exposures being hedged are recognized.

o Gas Exchanges and Imbalances--Quantities of gas over-delivered or under-delivered related to exchange or imbalance agreements are recorded monthly as receivables or payables using the index price or the average price of gas at the plant or system. Generally, these balances are settled with deliveries of gas.

o Depreciation--Depreciation of plants and systems is determined using the straight-line method over an estimated life of 20 years for most assets. Other properties and equipment are also depreciated using the straight-line method over the estimated useful lives of the assets.

o Property Dispositions--When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in income. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

o Environmental Costs--Environmental expenditures are expensed or capitalized as appropriate, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit, are expensed.

o Income Taxes--Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of the company's assets and liabilities. Allowable tax credits are applied currently as reductions of the provision for income taxes.

o Income Per Share of Common Stock--Income per share of common stock has been omitted from the consolidated statement of operations because all common stock is owned by Phillips.

-----------------------------------------------------------------
Notes to Financial Statements                Phillips Gas Company


Note 1--The Company's Business

The company owns and operates natural gas gathering systems and processing facilities concentrated in four major gas-producing areas in the Southwest. Of these facilities, the company owns
13 NGL extraction plants, and operates or has an interest in three more. The plants are located in Texas (10), Oklahoma (3), and New Mexico (3). In addition, the company operates gas gathering systems. The company's core gathering and processing regions are concentrated in the Permian Basin area of western Texas and southeastern New Mexico, the Austin Chalk area of south central Texas, the Panhandle areas of Texas and Oklahoma, and central and western Oklahoma.

The company sells substantially all of its NGL to Phillips. The company is able to interconnect to major gas transmission pipelines in each of its regions in order to sell residue gas to local distribution companies, electric utilities, various other business and industrial end-users and marketers. The company's major residue gas markets are primarily located in Texas, Oklahoma and the midwestern United States.


Note 2--Accounting Change

Effective January 1, 1996, the company changed its method of accounting for the depreciation of its natural gas plants and systems from the unit-of-production method to the straight-line method, using an estimated life of 20 years for most of these assets. This change was made to better reflect how the assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with prevalent industry practice. As a result of the change, net income for 1996 benefited $17,600,000. The estimated cumulative effect of the change was not material.

Note 3--Inventories

Inventories at December 31 consisted of the following:

                                             Thousands of Dollars
                                             --------------------
                                                 1996        1995
                                             --------------------

Natural gas                                    $1,514         923
Helium                                          1,153       1,782
Materials, supplies and other                   3,751       4,086
-----------------------------------------------------------------
                                               $6,418       6,791
=================================================================


Included in the amounts above were inventories valued on a LIFO basis totaling $1,153,000 and $1,782,000 at December 31, 1996 and 1995, respectively. These LIFO inventories would have been approximately $1,489,000 and $2,072,000 higher, respectively, had they been valued using the FIFO method.


Note 4--Investments and Long-Term Receivables

Components of investments and long-term receivables at December 31 were as follows:

                                             Thousands of Dollars
                                             --------------------
                                                 1996        1995
                                             --------------------

Investment in affiliated company              $ 3,953       5,315
Long-term receivables                           9,676      10,628
-----------------------------------------------------------------
                                              $13,629      15,943
=================================================================


During 1993, the company formed GPM Gas Gathering L.L.C. (GGG), a limited liability company in which the company invested approximately $4 million in exchange for a 50 percent-equity interest. The company sold a portion of its gas gathering assets in the West Texas region of the Permian Basin to GGG for $138 million. GGG is providing gas gathering services to the company under a long-term contract. Because of the company's continuing involvement in GGG, a $22 million gain from the sale of the assets was deferred and is being recognized over the economic life of the gathering assets. In both 1996 and 1995, $1,082,000 of this deferred gain was recognized. Distributions received from GGG during 1996 and 1995 were $1,391,000 and $1,442,000, respectively.

In July 1996, the company signed a purchase agreement with Amoco Production Company to acquire certain gas gathering assets and Amoco's interest in a gas plant, which are located in the Permian Basin of West Texas. The purchase was completed in January 1997.

Long-term receivables includes a $4 million earnest payment made in the third quarter 1996, related to this acquisition. At December 31, 1995, long-term receivables included a $5 million earnest payment related to an acquisition that was completed in 1996.


Note 5--Properties, Plants and Equipment

Properties, plants and equipment (net) at December 31 included the following:

                                            Thousands of Dollars
                                           ----------------------
                                                 1996        1995
                                           ----------------------
Properties, plants and equipment
  (at cost)                                $1,972,524   1,888,512
Less accumulated depreciation
  and amortization                          1,070,031   1,013,489
-----------------------------------------------------------------
                                           $  902,493     875,023
=================================================================


Note 6--Debt

Long-term debt due to affiliate at December 31 consisted of the following borrowing from Phillips under a $400 million loan agreement.
                                             Thousands of Dollars
                                             --------------------
                                                 1996        1995
                                             --------------------

Note due 2001                                $310,000     400,000
-----------------------------------------------------------------


The note bears interest at LIBOR plus 1/2 percent per annum (6.03 percent at December 31, 1996). Any amount repaid may be reborrowed as long as the agreement is in effect. The carrying amount of this floating-rate debt approximates fair value.

The company also has a $200 million revolving credit facility with Phillips which is available for the duration of the Keep Well Agreement (see Note 12). This facility also bears interest at LIBOR plus 1/2 percent per annum. There is no commitment fee on the available, but unused, portion of the facility. At December 31, 1996 and 1995, no borrowings were outstanding under this facility.

In December 1996, the company issued a promissory note payable of $18,500,000 due December 1997, as final payment on the assets purchased from ANR Pipeline Company.

Note 7--Financial Instruments

Concentrations of Credit Risk

The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and over-the-counter derivative contracts. Derivative contracts are immaterial to the financial statements of the company.

The company's cash and cash equivalents are held by Phillips as part of its centralized cash management system. Cash equivalents are in high-quality securities placed with major international banks and financial institutions. Phillips' investment policy limits the company's exposure to concentrations of credit risk with respect to its cash equivalent investments.

The company's affiliate receivables result primarily from its sales of natural gas liquids (NGL) and residue gas to Phillips. The company's trade receivables result primarily from domestic sales of residue gas to local distribution companies, electric utilities, various other business and industrial end-users, and marketers. The company routinely assesses the financial strength of its unaffiliated residue gas customers. The company considers its concentrations of credit risk, other than those with Phillips, to be limited.


Fair Values of Financial Instruments

The following methods and assumptions were used by the company in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

Short-term note payable: The carrying amount of the non-interest-bearing promissory note payable was not discounted for imputed interest, due to immateriality and the short-term nature of the obligation. The fair value of the $18,500,000 note payable was approximately $17,400,000 at December 31, 1996.

Long-term debt: The carrying amount of the company's floating-rate debt approximates fair value.

Note 8--Contingent Liabilities

The company is a party to a number of legal proceedings pending in various courts or agencies for which no provision has been made. Costs related to contingencies are provided when a loss is probable and the amount can be reasonably estimated. These accruals are not discounted for delays in future payment and are not reduced for potential insurance recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.


Note 9--Related Party Transactions

Significant transactions with affiliated parties were:

                                         Thousands of Dollars
                                     ----------------------------
                                         1996      1995      1994
                                     ----------------------------

Operating revenues (a)               $803,796   640,826   595,588
Gas purchases (b)                     137,614   102,530   119,360
Operating expenses (c)(e)(h)          109,536   134,880   149,060
Selling, general and
  administrative expenses (c)(d)(e)    12,003    39,821    34,124
Interest income (f)                     1,899       588     2,064
Interest expense (g)                   23,297    19,459     9,302
-----------------------------------------------------------------


(a) The company sells a portion of its residue gas and other by-products to Phillips at contractual prices that approximate market prices. The company sells substantially all of its NGL to Phillips at prices based upon quoted market prices for fractionated NGL less transportation, fractionation and quality-adjustment fees.

(b) The company purchases raw gas from Phillips at contractual prices that approximate market prices. During 1996, Phillips provided the company with approximately 9 percent of its raw gas throughput, under long-term supply contracts, making Phillips its largest single supplier. The loss of Phillips as a raw gas supplier would have a material adverse effect on the company's dedicated raw gas supplies and its operating results.

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

(d) Phillips charges the company a portion of its corporate indirect overhead costs including executive, legal, treasury, planning, tax, auditing and other corporate services, under an administrative services agreement.

(e) All operational and staff personnel requirements are met by Phillips' employees, most of whom are associated with the GPM Gas Services Company division of Phillips. All services provided by Phillips, including (c) and (d) above, are priced to reimburse Phillips for its actual costs. Selling, general and administrative expenses included a severance reversal of $3 million in 1996, and charges of $17 million and $9 million for severance benefits in connection with work force reductions in 1995 and 1994, respectively.

(f) The company earns interest from participation in Phillips' centralized cash management system.

(g) The company incurs interest expense on borrowings from Phillips.

(h) Beginning January 1, 1994, the company began paying GGG a fee for gas gathering services under a long-term contract. The gas gathering fee structure in the long-term contract contains a component that is paid to GGG in an accelerated manner. Because GGG is providing the same gas gathering services to the company over the contract period, recognition of expenses related to this component of the gathering fee is deferred and recognized on a straight-line basis through the remaining period of the long-term contract. In 1996, 1995 and 1994, the total gathering fees were $42,285,000, $52,703,000 and $59,957,000, respectively, of which
$33,693,000, $43,577,000 and $49,178,000, respectively, were expensed.

The company provides Phillips with other minor administrative services. Costs allocated to Phillips for these services have been netted against the above direct charges from Phillips and were $277,200, $259,700 and $490,000 in 1996, 1995 and 1994, respectively.

The company periodically buys from, or sells to, Phillips various assets used in the operations of the business. These net (sales) acquisitions were recorded at the assets' historical net book values, which generally approximated fair market value, and totaled $(98,000), $697,000 and $379,000 in 1996, 1995 and 1994,
respectively. Prior to such acquisition or sale, the company paid or received a fee based on usage of such assets (included in operating expenses above). In addition, the company purchases plastic pipe from Phillips, which is used in the construction of gathering systems. Purchases in 1996, 1995 and 1994 were $2,938,000, $5,378,000 and $6,038,000, respectively.


Note 10--Employee Benefit Plans

Substantially all employees of Phillips' GPM Gas Services Company division participate in Phillips' benefit plans, including pension plans, defined contribution plans, stock option plans and health and life insurance plans. Costs are allocated to the company based principally on base payroll costs of participating employees.


Note 11--Income Taxes

Taxes charged to income (loss) were:

                                        Thousands of Dollars
                                    -----------------------------
                                       1996       1995       1994
                                    -----------------------------
Federal
  Current                           $26,041       (374)     7,357
  Deferred                           43,531       (665)     6,807
State
  Current                               208        492        445
  Deferred                            9,885     (2,283)       (36)
-----------------------------------------------------------------
                                    $79,665     (2,830)    14,573
=================================================================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Major components of the company's deferred taxes at December 31 were:

                                             Thousands of Dollars
                                             --------------------
                                                 1996        1995
                                             --------------------
Deferred Tax Assets
Net operating loss carryforwards             $ 46,096      84,403
Alternative minimum tax credit                 42,531      16,490
Deferred gain on sale of assets                 7,521       7,944
Other accruals                                  2,717       5,736
Other (net)                                     1,193           -
-----------------------------------------------------------------
Total deferred tax assets                     100,058     114,573
-----------------------------------------------------------------

Deferred Tax Liabilities
Depreciation                                   72,375      35,892
Prepaid gas gathering fees                     11,586       6,967
Other (net)                                         -       2,201
-----------------------------------------------------------------
Total deferred tax liabilities                 83,961      45,060
-----------------------------------------------------------------
Net deferred tax assets                      $ 16,097      69,513
=================================================================


Phillips Gas Company has had net deferred tax assets since 1992, when the tax bases in the company's assets were increased as a result of the transfer of substantially all of its assets to GPM Gas Corporation and the subsequent issuance of preferred stock. The net operating loss carryforwards and the alternative minimum tax credit result primarily from tax depreciation on the increased bases in the company's assets.

The company believes it is more likely than not that it will fully realize its deferred tax assets, and, accordingly, a valuation allowance has not been provided. Management expects that the deferred tax assets will be realized as reductions in future taxable operating income or by utilizing available tax planning strategies. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices, costs and tax rates. Therefore, the company periodically reviews its ability to realize these assets and will establish a valuation allowance if needed.

At December 31, 1996, the company had net operating loss carryforwards of $92 million for U.S. income tax purposes, and $269 million for state income tax purposes. The U.S. income tax carryforwards begin expiring in 2009, and the state income tax carryforwards begin expiring in 1998. The alternative minimum tax credit can be carried forward indefinitely to reduce the company's regular tax liability.

The reconciliation of income tax at the federal statutory rate with the provision for income taxes follows:

                                                  Percent of
                      Thousands of Dollars       Pretax Income
                     -----------------------  -------------------
                        1996    1995    1994  1996    1995   1994
                     -----------------------  -------------------
Federal statutory
  income tax         $72,752  (1,933) 13,790  35.0%   35.0   35.0
State income tax       6,561  (1,164)    266   3.2    21.1    0.7
Other                    352     267     517   0.1    (4.9)   1.3
-----------------------------------------------------------------
                     $79,665  (2,830) 14,573  38.3%   51.2   37.0
=================================================================


The mix of individual subsidiary company profit and loss within PGC for 1995, coupled with differing state tax rates, caused the effective tax rate to vary substantially from 1996 and 1994.


Note 12--Preferred Stock and Keep Well Agreement

The company has outstanding 13,800,000 shares of Series A 9.32% Cumulative Preferred Stock. Each Series A preferred share has a liquidation value of $25 plus accrued and unpaid dividends. Each share is redeemable, at the option of the company, on or after December 14, 1997, at a redemption price of $25 per share, plus accrued and unpaid dividends, if any. Dividends are cumulative from the date of issuance and payable at the annual rate of
9.32 percent of the liquidation value. Dividend payments commenced February 15, 1993, and are payable quarterly thereafter. Holders of Series A Preferred Stock have voting rights enabling them to elect not less than 25 percent of the directors of the company, to vote on any amendments to a Keep Well Agreement between Phillips and the company, and to vote with holders of common stock on all other matters as to which stockholders generally vote. Also, in certain circumstances involving failure to declare or pay dividends, holders of Series A shares can vote together with other holders of voting stock having similar voting rights to elect two additional directors to serve for as long as any such circumstances continue.

The company has a Keep Well Agreement with Phillips that provides for Phillips to maintain the company's consolidated tangible net worth in an amount not less than the sum of $50 million and the aggregate liquidation preferences of all outstanding shares of Series A Preferred Stock and all outstanding shares of any other preferred stock of the company ranking on a parity with the Series A Preferred Stock upon liquidation. Accordingly, if the company should determine that its consolidated tangible net worth is less than this sum, then Phillips will make, or cause one of its subsidiaries to make, an equity infusion into the company, either by purchase of an equity security, junior in all respects to the Series A Preferred Stock, or by contribution to the capital surplus of the company, in an amount necessary to increase the company's consolidated tangible net worth to an amount equal to this sum.

Under the Keep Well Agreement, neither Phillips nor any of its subsidiaries can sell, pledge or otherwise dispose of, nor allow the company to issue, any shares of the company's common stock if the effect thereof is to reduce Phillips' common stock ownership percentage of the company below 80 percent, or otherwise to cause Phillips to no longer be able to elect a majority of the company's directors. Phillips also committed to make available to the company a liquidity facility in an amount sufficient to enable the company to meet its payment obligations, if necessary, including dividends on the Series A Preferred Stock.

In addition, the company had been prohibited from incurring debt other than debt owed to Phillips and its affiliates. The agreement also required Phillips to make equity infusions so that the company's consolidated debt will not exceed 60 percent of its total capitalization. In July 1996, the rating of Phillips' long-term debt was upgraded to a rating that, under the terms of the Keep Well Agreement, terminated these provisions of the Keep Well Agreement.

As long as the preferred stock is outstanding, neither Phillips nor the company may terminate the Keep Well Agreement for any reason prior to January 1, 2003. After December 31, 2002, either Phillips or the company may terminate the Keep Well Agreement upon 30 business days' prior written notice, but only if the Series A Preferred Stock receives a certain minimum credit rating. The Keep Well Agreement can be modified or amended only upon a vote of two-thirds of the voting power of the outstanding shares of Series A Preferred Stock and all other shares of preferred stock of the company, if any, ranking on a parity with the Series A Preferred Stock upon liquidation, voting together as a class.

Note 13--Cash Flow Information

                                        Thousands of Dollars
                                     ----------------------------
                                        1996      1995       1994
                                     ----------------------------

Cash Payments
Interest                             $23,514    19,563      9,631
-----------------------------------------------------------------
Income taxes, including payments
 to Phillips                         $19,073     3,531      2,259
-----------------------------------------------------------------


Non-Cash Investing Activities

In December 1996, the company issued a non-interest-bearing promissory note payable of $18,500,000, due December 1997, as final payment on the assets purchased from ANR Pipeline Company.


Note 14--Other Financial Information

                                        Thousands of Dollars
                                   ------------------------------
                                       1996       1995       1994
                                   ------------------------------

Maintenance and repairs             $29,810     50,584     50,508
-----------------------------------------------------------------
Taxes other than income and
  payroll taxes                     $ 8,259     10,380      9,941
-----------------------------------------------------------------

-----------------------------------------------------------------
Selected Quarterly Financial Data


                                   Thousands of Dollars
                         ----------------------------------------
                                      Income (Loss)
                            Total           Before     Net Income
                         Revenues     Income Taxes          (Loss)
                         ----------------------------------------
1996
First                    $364,850           38,184         23,625
Second                    402,910           42,515         25,665
Third                     416,676           48,234         29,262
Fourth                    539,203           78,931         49,647
-----------------------------------------------------------------

1995
First                    $269,000            1,262            758
Second                    282,150            3,459          2,343
Third                     267,606           (3,365)        (1,740)
Fourth                    305,385           (6,881)        (4,056)
-----------------------------------------------------------------


Effective January 1, 1996, the company changed its method of accounting for the depreciation of its natural gas plants and systems from the unit-of-production method to the straight-line method. As a result of the change, net income benefited $3,400,000, $4,600,000, $4,600,000 and $5,000,000 in the first, second, third and fourth quarters of 1996, respectively.

During the third and fourth quarters of 1996, the company reversed after-tax severance accruals of $1,430,000 and $322,000, respectively, due to Phillips' ability to place more of the personnel performing services for the company with other Phillips business units than had previously been anticipated. After-tax severance accruals were made during the same periods in 1995 of $1,640,000 and $9,351,000, respectively, as a result of the company's continuing plans to improve operating efficiency and reduce costs.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the headings "Nominees for Election as Directors," "Directors Elected by Common Stockholder" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 13, 1997, is incorporated herein by reference.* Information regarding the executive officers appears in Part I of this report on page 10.


Item 11.  EXECUTIVE COMPENSATION

Information presented under the following headings in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 13, 1997, is incorporated herein by reference:

  Executive Compensation
  Options/SARs Grants in Last Fiscal Year
  Aggregated Option/SAR Exercises in Last Fiscal Year and
    Fiscal Year-End Option/SAR Values
  Long-Term Incentive Plan Awards in Last Fiscal Year
  Pension Plan Table
  Compensation Committee Interlocks and Insider Participation
  Compensation of Directors


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information presented under the headings "Voting Securities and Principal Holders," "Nominees for Election as Directors," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Directors and Executive Officers" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 13, 1997, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information presented under the heading "Relationships with Phillips Petroleum Company" in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 13, 1997, is incorporated herein by reference.

---------------------
*Except for information or data specifically incorporated herein by reference under Items 10-13, other information and data appearing in the company's definitive proxy statement for the Annual Meeting of Stockholders on May 13, 1997, are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

                             PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  1. Financial Statements and Financial Statement Schedules
        ------------------------------------------------------
        The financial statements and schedule listed in the Index to Financial Statements and Financial Statement Schedules, which appears on page 23, are filed as part of this annual report.

     2. Exhibits
        --------
        The exhibits listed in the Index to Exhibits, which appears on pages 48 through 50, are filed as a part of this annual report.

(b)  Reports on Form 8-K
     -------------------
     During the three months ended December 31, 1996, the registrant has not filed any reports on Form 8-K.

                        PHILLIPS GAS COMPANY

          SCHEDULE II--VALUATION ACCOUNTS AND RESERVES


                                             Thousands of Dollars
                                ----------------------------------------------
                                Balance at                          Balance at
Description                      January 1  Additions  Deductions  December 31
------------------------------------------------------------------------------
                                                 (a)         (b)
1996
Deducted from asset accounts:
  Allowance for doubtful accounts   $  962          -          57          905
------------------------------------------------------------------------------

1995
Deducted from asset accounts:
  Allowance for doubtful accounts   $1,169          -         207          962
------------------------------------------------------------------------------

1994
Deducted from asset accounts:
  Allowance for doubtful accounts   $2,030          -         861        1,169
------------------------------------------------------------------------------


(a) Accounts charged to income less reversal of amounts previously charged to income.

(b) Accounts charged off less recoveries of accounts previously charged off.

                        PHILLIPS GAS COMPANY

                         INDEX TO EXHIBITS

Exhibit
Number                        Description
-------                       -----------

  3(i)  Amended and Restated Certificate of Incorporation of
          Phillips Gas Company as filed on October 20, 1992, with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.5 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

  (ii) Bylaws of Phillips Gas Company as adopted by the Board of Directors of Phillips Gas Company as of
          October 16, 1992 (incorporated by reference to Exhibit
          3.6 to Phillips Gas Company's Registration Statement on
          Form S-1, File No. 33-58842).

  4(a) Certificate of Designations of Series A Preferred Stock of Phillips Gas Company (incorporated by reference to Exhibit 4.1 to Phillips Gas Company's Registration
          Statement on Form S-1, File No. 33-58842).

 10(a)  Tax Sharing and Indemnity Agreement dated as of
          February 12, 1992, by and between Phillips Gas Company and Phillips Petroleum Company (incorporated by reference to Exhibit 10.2 to Phillips Gas Company's
          Registration Statement on Form S-1, File No. 33-58842).

   (b) Natural Gas Liquids Output Purchase and Sale Agreement effective as of January 1, 1992, by and between Phillips 66 Company, a division of Phillips Petroleum Company, and Phillips Gas Company (incorporated by reference to Exhibit 10.3 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

   (c) Sulfur Sales Agreement dated as of January 1, 1992, by and between Phillips 66 Company, a division of Phillips Petroleum Company, and Phillips Gas Company (incorporated by reference to Exhibit 10.4 to Phillips Gas Company's Registration Statement on Form S-1,
          File No. 33-58842).

   (d) Gas Sales Agreement dated as of September 8, 1993, by and between GPM Gas Corporation and Phillips 66 Company, a division of Phillips Petroleum Company (incorporated by reference to Exhibit 10(d) to Phillips Gas Company's Annual Report on Form 10-K for the year ended December 31, 1993).

                       PHILLIPS GAS COMPANY

                         INDEX TO EXHIBITS
                            (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(e) License Agreement dated as of February 1, 1992, by and between Phillips Gas Company, Phillips Gas Holding, Inc. and Phillips Petroleum Company (incorporated by reference to Exhibit 10.10 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

   (f) Trademark Agreement dated as of March 30, 1992, by and between Phillips Gas Company and Phillips Petroleum Company (incorporated by reference to Exhibit 10.13 to Phillips Gas Company's Registration Statement on
          Form S-1, File No. 33-58842).

   (g) Promissory Note dated November 1, 1992, in the initial principal amount of $475 million, in favor of Phillips Gas Company executed by GPM Gas Corporation (incorporated by reference to Exhibit 10.15 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

   (h) Operation and Management Services Agreement dated as of November 1, 1992, by and between Phillips Gas Company and Phillips Petroleum Company (incorporated by reference to Exhibit 10.16 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

   (i) Operation and Management Services Agreement dated as of November 1, 1992, by and between GPM Gas Corporation and Phillips Petroleum Company (incorporated by reference to
          Exhibit 10.17 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

   (j) Operation and Management Services Agreement dated as of November 1, 1992, by and between Phillips Natural Gas Company and Phillips Petroleum Company (incorporated by reference to Exhibit 10.18 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

                       PHILLIPS GAS COMPANY

                         INDEX TO EXHIBITS
                            (Continued)

Exhibit
Number                         Description
-------                        -----------

 10(k)  Amended and Restated Tax Sharing and Indemnity
          Agreement dated as of November 1, 1992, by and between Phillips Gas Company and Phillips Petroleum Company (incorporated by reference to Exhibit 10.19 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

   (l) Keep Well Agreement dated as of December 14, 1992, by and between Phillips Petroleum Company and Phillips Gas
          Company (incorporated by reference to Exhibit 10.20 to Phillips Gas Company's Registration Statement on
          Form S-1, File No. 33-58842).

   (m) $200 million Credit and Liquidity Agreement dated as of December 14, 1992, by and between Phillips Gas Company and Phillips Petroleum Company (incorporated by reference to Exhibit 10.21 to Phillips Gas Company's Registration Statement on Form S-1, File No. 33-58842).

 21     List of Subsidiaries of Phillips Gas Company.

 27     Financial Data Schedule.


Copies of the exhibits listed in this Index to Exhibits are available upon request for a fee of $3.00 per document. Such request should be addressed to:

                     Phillips Gas Company
                     Corporate Relations
                     1300 Post Oak Boulevard
                     Suite 800
                     Houston, Texas  77056

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHILLIPS GAS COMPANY


                                    /s/ M. J. Panatier
March 7, 1997               -------------------------------------
                                        M. J. Panatier
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors in response to Instruction D to Form 10-K on March 7, 1997.

        Signature                            Title
        ---------                            -----

  /s/ M. J. Panatier
-------------------------   President and Chief Executive Officer
      M. J. Panatier                    and Director
                                (Principal executive officer)

/s/ E. L. Batchelder
-------------------------     Senior Vice President, Treasurer,
    E. L. Batchelder           Controller and Chief Financial
                               Officer and Director (Principal
                              financial and accounting officer)

   /s/ J. J. Mulva
-------------------------     Chairman of the Board of Directors
       J. J. Mulva

 /s/ C. L. Bowerman
------------------------        Vice President and Director
     C. L. Bowerman

   /s/ J. L. Adams
-------------------------                  Director
       J. L. Adams

/s/ George B. Beitzel
-------------------------                  Director
    George B. Beitzel

/s/ O. B. Denny, Jr.
-------------------------                  Director
    O. B. Denny, Jr.