Form 10-Q
period 1997-03-31
PHILLIPS GAS CO
filed 1997-05-09
CIK 893690

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------

                            FORM 10-Q


(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                               ---------------------------------------------
                                OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------    --------------------
Commission file number                1-11594
                       -----------------------------------------------------


                       PHILLIPS GAS COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                          73-1395482
-------------------------------                          ------------------
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

The registrant had 1,000 shares of common stock, $.01 par value, outstanding at April 30, 1997

                   PART I. FINANCIAL INFORMATION


-----------------------------------------------------------------
Consolidated Statement of Income             Phillips Gas Company


                                             Thousands of Dollars
                                             --------------------
                                              Three Months Ended
                                                   March 31
                                             --------------------
                                                 1997        1996
                                             --------------------
Revenues
Natural gas liquids                          $192,781     156,693
Residue gas                                   257,385     193,028
Other                                          19,515      15,129
-----------------------------------------------------------------
    Total Revenues                            469,681     364,850
-----------------------------------------------------------------

Costs and Expenses
Gas purchases                                 354,817     257,348
Operating expenses                             46,100      39,648
Selling, general and administrative
  expenses                                      3,616       4,170
Depreciation                                   19,294      19,253
Interest expense                                4,698       6,247
-----------------------------------------------------------------
    Total Costs and Expenses                  428,525     326,666
-----------------------------------------------------------------
Income before income taxes                     41,156      38,184
Provision for income taxes                     15,771      14,559
-----------------------------------------------------------------
Net Income                                     25,385      23,625

Preferred stock dividend requirements           8,039       8,039
-----------------------------------------------------------------

Net Income Applicable
  to Common Stock                            $ 17,346      15,586
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet                   Phillips Gas Company


                                           Thousands of Dollars
                                         ------------------------
                                           March 31   December 31
                                               1997          1996
                                         ------------------------
Assets
Cash and cash equivalents                $   84,297        79,031
Accounts receivable
  Affiliate                                  66,557        96,653
  Trade (less allowances:
    1997--$626; 1996--$905)                  84,109       147,598
Inventories                                   5,281         6,418
Deferred income taxes                         2,597         4,007
Prepaid expenses and other current
  assets                                      4,708         2,660
-----------------------------------------------------------------
      Total Current Assets                  247,549       336,367
Investments and long-term receivables         9,962        13,629
Properties, plants and equipment (net)      930,492       902,493
Deferred income taxes                         2,960        12,090
Deferred gathering fees                      30,737        28,497
-----------------------------------------------------------------
Total                                    $1,221,700     1,293,076
=================================================================

Liabilities
Accounts payable
  Affiliate                              $   33,767        43,310
  Trade                                     180,678       249,864
Note payable                                 18,500        18,500
Accrued income and other taxes               14,931        27,316
Other accruals                                  483           162
-----------------------------------------------------------------
      Total Current Liabilities             248,359       339,152
Long-term debt due to affiliate             310,000       310,000
Other liabilities and deferred credits        8,714         6,372
Deferred gain on sale of assets              18,131        18,402
-----------------------------------------------------------------
Total Liabilities                           585,204       673,926
-----------------------------------------------------------------

Stockholders' Equity
Preferred stock--100 million shares
  authorized at $.01 par value; issued
  and outstanding--13,800,000 shares,
  liquidation preference:
  1997--$348,930; 1996--$349,109            345,000       345,000
Common stock--200 million shares
  authorized at $.01 par value;
    Issued and outstanding--1,000 shares
      Par value                                   -             -
      Capital in excess of par              142,917       142,917
Retained earnings                           148,579       131,233
-----------------------------------------------------------------
Total Stockholders' Equity                  636,496       619,150
-----------------------------------------------------------------
Total                                    $1,221,700     1,293,076
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of Cash Flows         Phillips Gas Company


                                             Thousands of Dollars
                                             --------------------
                                              Three Months Ended
                                                   March 31
                                             --------------------
                                                 1997        1996
                                             --------------------
Cash Flows from Operating Activities
Net income                                   $ 25,385      23,625
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation                             19,294      19,253
      Deferred taxes                            9,130       5,589
      Deferred gathering fees                  (2,240)     (2,096)
      Gain on sale of assets                     (293)       (282)
      Other                                     1,797         707
    Working capital adjustments
      Decrease (increase) in accounts
        receivable                             93,585     (30,580)
      Decrease in inventories                   1,137         404
      Decrease (increase) in prepaid
        expenses and other current assets,
        including deferred taxes                 (638)      8,788
      Decrease in accounts payable            (78,729)     (1,297)
      Decrease in taxes and other accruals    (12,064)     (4,163)
-----------------------------------------------------------------
Net Cash Provided by Operating Activities      56,364      19,948
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments          (43,391)    (12,812)
Proceeds from asset dispositions                  332         544
-----------------------------------------------------------------
Net Cash Used for Investing Activities        (43,059)    (12,268)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Preferred stock dividend                       (8,039)     (8,039)
-----------------------------------------------------------------
Net Cash Used for Financing Activities         (8,039)     (8,039)
-----------------------------------------------------------------

Increase (Decrease) in Cash and Cash
  Equivalents                                   5,266        (359)
Cash and cash equivalents at beginning
  of period                                    79,031      53,800
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period   $ 84,297      53,441
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


Note 2--Inventories

Inventories consisted of the following:

                                            Thousands of Dollars
                                           ----------------------
                                           March 31   December 31
                                               1997          1996
                                           ----------------------

Natural gas                                  $    4         1,514
Helium                                        1,027         1,153
Materials, supplies and other                 4,250         3,751
-----------------------------------------------------------------
                                             $5,281         6,418
=================================================================


The natural gas inventory is tied to a residue gas customer's peak winter volume needs whereby the customer takes gas in the winter months from inventories built during the summer.


Note 3--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Thousands of Dollars
                                         ------------------------
                                           March 31   December 31
                                               1997          1996
                                         ------------------------
Properties, plants and equipment
  (at cost)                              $2,019,190     1,972,524
Less accumulated depreciation
  and amortization                        1,088,698     1,070,031
-----------------------------------------------------------------
                                         $  930,492       902,493
=================================================================

Note 4--Income Taxes

The company's effective tax rate for each of the three-month periods ended March 31, 1997 and 1996, was 38 percent.


Note 5--Contingencies

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


Note 6--Related Party Transactions

Significant transactions with affiliated parties were:

                                             Thousands of Dollars
                                             --------------------
                                              Three Months Ended
                                                   March 31
                                             --------------------
                                                 1997        1996
                                             --------------------

Operating revenues                           $208,622     169,010
Gas purchases                                  34,684      31,186
Operating expenses                             29,548      26,981
Selling, general and administrative
  expenses                                      3,063       3,800
Interest income                                   637         270
Interest expense                                4,637       6,191
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

The company pays gathering fees to GPM Gas Gathering L.L.C.
(GGG). In the first quarters of 1997 and 1996, net fees paid to GGG for gas gathering services were $10,837,000 and $10,595,000, respectively; $8,597,000 and $8,499,000 were expensed.


Note 7--Cash Flow Information

Cash payments for interest and income taxes for the three-month periods ended March 31 were as follows:

                                             Thousands of Dollars
                                             --------------------
                                               1997          1996
                                             --------------------
Cash Payments
Interest                                     $4,675         6,305
Income taxes                                  9,000             -
-----------------------------------------------------------------


Note 8--Subsequent Event

The company's second quarter 1997 earnings will benefit by approximately $9 million after-tax from the settlement in April 1997 of a dispute with a producer, related to gas processing rights to certain leases in the Texas Panhandle. As a result of this settlement, the company waived any future processing rights related to these leases.

-----------------------------------------------------------------
Management's Discussion and Analysis         Phillips Gas Company


Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "possible," "probable," "believe," "expect," "plans," "scheduled," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information.
Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 10.


RESULTS OF OPERATIONS

The company had net income of $25 million in the first quarter of 1997, compared with $24 million for the same period in 1996.

                                              Millions of Dollars
                                              -------------------
                                              Three Months Ended
                                                   March 31
                                              -------------------
                                              1997           1996
                                              -------------------

Reported net income                            $25             24
Less non-operating items                        (3)            (4)
-----------------------------------------------------------------
Net operating income                           $28             28
=================================================================


Net operating income for both the first quarters of 1997 and 1996 was $28 million. Higher residue and NGL sales prices and increased NGL sales volumes were offset by increased gas purchase costs and increased operating expenses. Non-operating items consisted of interest revenue and expense in both periods.

                                              Three Months Ended
                                                  March 31
                                           ----------------------
Sales, Purchases and Throughput Statistics   1997    1996  Change
                                           ----------------------
Natural gas liquids sales
  (thousands of barrels daily)                149     140       6%
Residue gas sales
  (millions of cubic feet daily)            1,062   1,080      (2)
Average sales prices
    Natural gas liquids (per barrel)       $14.34   12.29      17
    Residue (per thousand cubic feet)      $ 2.69    1.96      37
Natural gas purchases
  (millions of cubic feet daily)            1,510   1,490       1
Raw gas throughput
  (millions of cubic feet daily)            2,011   1,892       6
-----------------------------------------------------------------


Revenues

NGL revenues increased 23 percent to $193 million in the first quarter of 1997, compared with the same period in 1996. Average NGL sales prices increased to $14.34 per barrel, compared with $12.29 per barrel in 1996. NGL sales volumes increased nine thousand barrels per day, mainly due to an acquisition made in January 1997 and to more efficient operations at two of the company's plants that had experienced start-up delays on new turbines in the first quarter of 1996.

Residue gas sales were $257 million in the first quarter of 1997, compared with $193 million in 1996. This increase in residue gas sales was due to an increase in residue gas sales prices, partly offset by a 2 percent decrease in residue gas sales volumes. Residue gas sales prices were very volatile in the first quarter of 1997, with January's average sales price of $3.91 per thousand cubic feet being 90 percent higher than January 1996, however prices dropped over the remainder of the quarter to an average of $1.66 per thousand cubic feet in March 1997, or 14 percent below March 1996 prices. The decrease in prices during the first quarter of 1997 was primarily attributable to milder weather and adequate storage levels.

Raw gas throughput volumes were higher due to acquisitions. A portion of these raw gas volumes have resulted in increased gathering and processing of third-party gas. Residue gas sales volumes were down slightly, primarily as a result of field declines in the Austin Chalk area of Texas, partially offset by higher sales volumes in the Panhandle and New Mexico regions.

Other revenue increased 29 percent in the first quarter of 1997, compared with the same period in 1996, due to an increase in by-product revenues.

Expenses

Gas purchase costs were $355 million for the first three months of 1997, compared with $257 million for the same period of 1996. The higher gas purchase costs reflect the interaction of the company's gas purchase contracts with the higher first quarter 1997 residue gas and NGL sales prices, along with higher gas purchase volumes. As a percentage of operating revenue, gas costs were 76 percent and 71 percent for the first quarters of 1997 and 1996, respectively. Some contracts are index-based purchase contracts or gathering agreements under which the company is required to make up fuel usage and processing shrinkage. Shrinkage costs increased in the first quarter of 1997 as a result of high gas sales prices relative to NGL sales prices. This caused the increase in gas purchase costs as a percentage of revenue.

First quarter 1997 operating expenses increased 16 percent from the first quarter 1996. This increase was mainly the result of bonus payments under Phillips' incentive pay programs in excess of previous estimates and additional costs associated with acquisitions. In addition, the company transferred the majority of its accounting functions to its regional operations in the third quarter of 1996. These service costs were previously reported as selling, general and administrative expenses.

Selling, general and administrative expenses for the first quarter of 1997 decreased $1 million, or 13 percent from the first quarter of 1996, mainly due to the transfer of a majority of the company's accounting support functions to its regional operations in the third quarter of 1996.

Interest expense decreased in the first quarter of 1997, primarily due to a decrease in the company's outstanding loan balances in the first quarter 1997, compared with 1996.


CAPITAL RESOURCES AND LIQUIDITY

The company's cash and cash equivalents balance at March 31, 1997, was $84 million, $5 million higher than the December 31, 1996, balance. Operating activities increased cash $56 million in the first quarter of 1997. The decrease in accounts receivable and offsetting decrease in accounts payable were the result of the March decline in prices, compared with year-end 1996 levels.

Cash disbursed for capital expenditures and investments in the three months ended March 31, 1997, was $43 million, compared with $13 million for the same period in 1996. Capital spending in 1997 was higher, primarily due to the purchase from Amoco Production Company of gathering assets and partial interest in a plant. The plant has been shut down and the gathering facilities have been integrated into the company's existing operations. The 1996 capital expenditures were primarily directed toward asset maintenance and projects that added new raw gas supplies.

The company has proposed a project to expand its Spraberry plant in Midland County, Texas, subject to PGC Board of Directors' approval. This project is anticipated to increase the plant's processing capacity from 40 million cubic feet of gas per day to 65 million cubic feet of gas per day, allowing the company to shut down another, smaller plant. The expansion should be completed by year-end 1997 and is being funded within the company's approved $100 million capital budget.

The company's second quarter 1997 earnings will benefit by approximately $9 million after-tax from the settlement in April 1997 of a dispute with a producer related to gas processing rights to certain leases in the Texas Panhandle. As a result of this settlement, the company waived any future processing rights from these leases.

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


OUTLOOK

Both NGL and residue gas sales prices declined during February and March 1997, but seem to be leveling off in the second quarter. Prices during the remainder of the year are expected to continue to be impacted by seasonal factors. The company expects to see increased NGL production volumes during the second quarter of 1997 as the company continues to optimize its operations. Operating expenses are expected to be slightly higher than 1996, mainly due to the recent acquisitions made by the company.


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

                   PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

27 Financial Data Schedule.

Reports on Form 8-K
-------------------

During the three months ended March 31, 1997, the company did not file any reports on Form 8-K.

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

May 8, 1997