Form 10-Q
period 1997-06-30
PHILLIPS GAS CO
filed 1997-08-08
CIK 893690

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------

                            FORM 10-Q


(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               --------------------------------------------
                                OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------    -------------------
Commission file number               1-11594
                       ----------------------------------------------------


                       PHILLIPS GAS COMPANY
      (Exact name of registrant as specified in its charter)


           Delaware                                         73-1395482
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                   Wells Fargo Tower, Suite 800
          1300 Post Oak Boulevard, Houston, Texas 77056
       (Address of principal executive offices)  (Zip Code)


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

The registrant had 1,000 shares of common stock, $.01 par value, outstanding at July 31, 1997.

                    PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Income                 Phillips Gas Company


                                        Thousands of Dollars
                               --------------------------------------
                               Three Months Ended    Six Months Ended
                                     June 30              June 30
                               --------------------------------------
                                   1997      1996      1997      1996
                               --------------------------------------
Revenues
Natural gas liquids            $161,466   169,006   354,247   325,699
Residue gas                     183,811   212,256   441,196   405,284
Other                            28,463    21,648    47,978    36,777
---------------------------------------------------------------------
    Total Revenues              373,740   402,910   843,421   767,760
---------------------------------------------------------------------

Costs and Expenses
Gas purchases                   263,465   288,114   618,282   545,462
Operating expenses               46,694    44,237    92,794    83,885
Selling, general and
  administrative expenses         3,866     4,150     7,482     8,320
Depreciation                     19,660    17,919    38,954    37,172
Interest expense                  5,021     5,975     9,719    12,222
---------------------------------------------------------------------
    Total Costs and Expenses    338,706   360,395   767,231   687,061
---------------------------------------------------------------------
Income before income taxes       35,034    42,515    76,190    80,699
Provision for income taxes       13,541    16,850    29,312    31,409
---------------------------------------------------------------------
Net Income                       21,493    25,665    46,878    49,290

Preferred stock dividend
  requirements                    8,038     8,038    16,077    16,077
---------------------------------------------------------------------

Net Income Applicable to
  Common Stock                 $ 13,455    17,627    30,801    33,213
=====================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet                   Phillips Gas Company


                                           Thousands of Dollars
                                         ------------------------
                                            June 30   December 31
                                               1997          1996
                                         ------------------------
Assets
Cash and cash equivalents                $  107,992        79,031
Accounts receivable
  Affiliate                                  65,619        96,653
  Trade (less allowances:
    1997--$626; 1996--$905)                  98,138       147,598
Inventories                                   5,260         6,418
Deferred income taxes                         2,924         4,007
Prepaid expenses and other current
  assets                                      2,390         2,660
-----------------------------------------------------------------
      Total Current Assets                  282,323       336,367
Investments and long-term receivables         9,821        13,629
Properties, plants and equipment (net)      926,176       902,493
Deferred income taxes                             -        12,090
Deferred gathering fees                      32,937        28,497
-----------------------------------------------------------------
Total                                    $1,251,257     1,293,076
=================================================================

Liabilities
Accounts payable
  Affiliate                              $   42,960        43,310
  Trade                                     185,591       249,864
Note payable                                 18,500        18,500
Accrued income and other taxes               12,355        27,316
Other accruals                                  487           162
-----------------------------------------------------------------
      Total Current Liabilities             259,893       339,152
Long-term debt due to affiliate             310,000       310,000
Other liabilities and deferred credits        7,668         6,372
Deferred income taxes                         5,885             -
Deferred gain on sale of assets              17,860        18,402
-----------------------------------------------------------------
Total Liabilities                           601,306       673,926
-----------------------------------------------------------------

Stockholders' Equity
Preferred stock--100 million shares
  authorized at $.01 par value; issued
  and outstanding--13,800,000 shares,
  liquidation preference:
  1997--$349,198; 1996--$349,109            345,000       345,000
Common stock--200 million shares
  authorized at $.01 par value
    Issued and outstanding--1,000 shares
      Par value                                   -             -
      Capital in excess of par              142,917       142,917
Retained earnings                           162,034       131,233
-----------------------------------------------------------------
Total Stockholders' Equity                  649,951       619,150
-----------------------------------------------------------------
Total                                    $1,251,257     1,293,076
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of Cash Flows         Phillips Gas Company


                                             Thousands of Dollars
                                             --------------------
                                               Six Months Ended
                                                    June 30
                                             --------------------
                                                 1997        1996
                                             --------------------
Cash Flows from Operating Activities
Net income                                   $ 46,878      49,290
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation                             38,954      37,172
      Deferred taxes                           17,975      16,376
      Deferred gathering fees                  (4,440)     (4,143)
      Gain on sale of assets                     (573)     (3,858)
      Other                                       354         850
    Working capital adjustments
      Decrease (increase) in accounts
        receivable                             80,494     (35,702)
      Decrease in inventories                   1,158         765
      Decrease in prepaid expenses
        and other current assets,
        including deferred taxes                1,353       9,009
      Increase (decrease) in accounts
        payable                               (64,623)      4,918
      Increase (decrease) in taxes and
        other accruals                        (14,636)      3,874
-----------------------------------------------------------------
Net Cash Provided by Operating Activities     102,894      78,551
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments          (58,795)    (29,018)
Proceeds from asset dispositions                  939       6,597
-----------------------------------------------------------------
Net Cash Used for Investing Activities        (57,856)    (22,421)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Preferred stock dividend                      (16,077)    (16,077)
-----------------------------------------------------------------
Net Cash Used for Financing Activities        (16,077)    (16,077)
-----------------------------------------------------------------

Increase in Cash and Cash Equivalents          28,961      40,053
Cash and cash equivalents at beginning
  of period                                    79,031      53,800
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period   $107,992      93,853
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


Note 2--Inventories

Inventories consisted of the following:

                                           Thousands of Dollars
                                         ------------------------
                                            June 30   December 31
                                               1997          1996
                                         ------------------------

Natural gas                                  $    -         1,514
Helium                                        1,027         1,153
Materials, supplies and other                 4,233         3,751
-----------------------------------------------------------------
                                             $5,260         6,418
=================================================================


The natural gas inventory is tied to a residue gas customer's peak winter volume needs whereby the customer takes gas in the winter months from inventories built during the summer.


Note 3--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                           Thousands of Dollars
                                         ------------------------
                                            June 30   December 31
                                               1997          1996
                                         ------------------------
Properties, plants and equipment
  (at cost)                              $2,026,480     1,972,524
Less accumulated depreciation and
  amortization                            1,100,304     1,070,031
-----------------------------------------------------------------
                                         $  926,176       902,493
=================================================================

Note 4--Income Taxes

The company's effective tax rates for the second quarter and the first six months of 1997 were 39 and 38 percent, respectively, compared with 40 and 39 percent for each of the same periods a year ago.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The deferred tax balance changed from a deferred tax asset to a deferred tax liability during the first six months of 1997 as the company continued to utilize a net operating loss carryforward and accumulate temporary differences related to depreciation.


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


Note 6--Related Party Transactions

Significant transactions with affiliated parties were:

                                    Thousands of Dollars
                           --------------------------------------
                           Three Months Ended    Six Months Ended
                                 June 30             June 30
                           ------------------   -----------------
                               1997      1996      1997      1996
                           ------------------   -----------------

Operating revenues         $168,376   175,137   376,998   344,147
Gas purchases                24,747    30,863    59,431    62,049
Operating expenses           28,350    26,671    57,898    53,379
Selling, general and
  administrative expenses     3,239     3,611     6,302     7,684
Interest income                 644       322     1,281       592
Interest expense              4,914     6,029     9,551    12,220
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

The company pays gathering fees to GPM Gas Gathering L.L.C.
(GGG). In the second quarters of 1997 and 1996, net fees paid to GGG for gathering and compression were $10,737,000 and $10,490,000, respectively; $8,537,000 and $8,443,000, respectively, were expensed.  For the six-month period ended
June 30, 1997 and 1996, net fees paid were $21,574,000 and $21,085,000, respectively, and $17,134,000 and $16,942,000, respectively, were expensed.


Note 7--Cash Flow Information

Cash payments for interest and income taxes for the six-month periods ended June 30 were as follows:

                                             Thousands of Dollars
                                            ---------------------
                                               1997          1996
                                            ---------------------
Cash payments
Interest                                    $ 9,677        12,428
Income taxes                                 21,431         1,452
-----------------------------------------------------------------


Utilization of an alternative minimum tax net operating loss carryforward from 1995 reduced tax cash payments made during the first six months of 1996.

-----------------------------------------------------------------
Management's Discussion and Analysis         Phillips Gas Company


Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "possible," "probable," "believe," "expect," "plans," "scheduled," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information.
Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 13.


RESULTS OF OPERATIONS

The company had net income of $21 million and $47 million for the second quarter and first six months of 1997, respectively, compared with $26 million and $49 million for the same periods in 1996.

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended   Six Months Ended
                                 June 30              June
                            ------------------   ----------------
                            1997          1996   1997        1996
                            ------------------   ----------------

Reported net income          $21            26     47          49
Less non-operating items       5            (1)     3          (5)
-----------------------------------------------------------------
Net operating income         $16            27     44          54
=================================================================


Net operating income decreased $11 million and $10 million for the second quarter and first six months of 1997, respectively, compared with the same periods in 1996. For the second quarter, net operating income declined due to lower NGL and residue gas sales prices, lower residue gas sales volumes, and increased operating and depreciation expenses, offset somewhat by lower gas purchase costs and higher NGL sales volumes.

For the first six months, net operating income decreased due to lower residue gas sales volumes and increased gas purchase costs and operating and depreciation expenses, offset somewhat by higher residue gas and NGL sales prices and increased NGL sales volumes. Non-operating items included interest income and expense, settlement of a dispute with a producer in the second quarter of 1997, and a gain on the sale of a plant and gathering system in the second quarter of 1996.

                         Three Months Ended     Six Months Ended
                              June 30                June 30
Sales, Purchases and   ---------------------  --------------------
Throughput Statistics    1997   1996  Change   1997   1996  Change
                       ---------------------  --------------------

Natural gas liquids
  sales (thousands
  of barrels daily)       155    150      3%    152    145      5%
Residue gas sales
  (millions of cubic
  feet daily)           1,034  1,080     (4)  1,048  1,080     (3)
Average sales prices
  Natural gas liquids
    (per barrel)       $11.48  12.39     (7)  12.88  12.34      4
  Residue gas (per
    thousand cubic
    feet)              $ 1.95   2.16    (10)   2.33   2.06     13
Natural gas purchases
  (millions of cubic
   feet daily)          1,533  1,584     (3)  1,521  1,537     (1)
Raw gas throughput
  (millions of cubic
  feet daily)           2,000  1,938      3   2,005  1,915      5
------------------------------------------------------------------


Revenues

NGL revenues were $161 million and $354 million for the second quarter and first six months of 1997, respectively, compared with $169 million and $326 million for the same periods in 1996. NGL sales prices in the second quarter of 1997 fell below 1996 second quarter prices; however, prices for the first six months of 1997 remained higher than 1996 levels. NGL sales prices stabilized in the second quarter of 1997 after declining during the first quarter of 1997 from a sharp run up in prices during the last four months of 1996. NGL sales volumes increased in the second quarter and first six months of 1997 compared with 1996, mainly due to an acquisition made late in January 1997, and higher NGL extractions and greater operating consistency at the company's Linam Ranch plant in New Mexico.

Residue gas revenues were $184 million and $441 million in the second quarter and first six months of 1997, respectively, compared with $212 million and $405 million for the same periods in 1996. Residue gas revenue decreased in the second quarter of 1997, compared with the second quarter of 1996, due to lower residue sales prices and lower residue sales volumes, primarily resulting from field declines in the Austin Chalk area of south central Texas. After reaching a 1997 low in March, gas prices rebounded during the second quarter of 1997 to approximately the same level as a year ago.

Raw gas throughput volumes were higher due to acquisitions. A portion of these raw gas volumes have resulted in increased gathering and processing of third-party gas.

Other revenue increased $7 million and $11 million for the second quarter and first six months of 1997, respectively, compared with the same periods in 1996. The increase in the second quarter of 1997 was mainly the result of a settlement of a dispute with a producer related to gas processing rights to certain leases in the Texas Panhandle. Second quarter 1996 included a gain on the sale of a small, non-strategic plant and gathering system in Oklahoma.


Expenses

Gas purchase costs decreased $25 million for the second quarter 1997 and increased $73 million for the first six months of 1997, compared with the same periods in 1996. Gas purchase costs reflect the interaction of the company's gas purchase contracts with residue gas and NGL sales prices, along with changes in gas purchase volumes. As a percentage of operating revenue, gas costs were 73 percent for the second quarter and 75 percent for the first six months of 1997, compared with 72 percent and 71 percent for the same periods in 1996, respectively. Gas costs as a percentage of revenues increased partly as a result of low fuel allowances on gathering agreements on the majority of the volumes associated with the assets acquired from ANR Pipeline Company (ANR) in December 1996. To expedite the Federal Energy Regulatory Commission abandonment approval process, the company offered default gathering agreements for a maximum term of two years, at previously regulated rates, to previous shippers on the former ANR systems.

Operating expenses increased 6 percent and 11 percent for the second quarter and first six months of 1997, respectively, compared with the same periods in 1996. The increase for the first six months was mainly the result of bonus payments under Phillips' incentive pay programs in excess of previous estimates made in the first quarter, incremental costs associated with acquisitions, and slightly higher repair and maintenance costs. In addition, the company transferred the majority of its producer settlements administrative functions to its regional operations in the third quarter of 1996. These service costs were previously reported as selling, general and administrative expenses.

Selling, general and administrative expenses decreased 7 percent and 10 percent for the second quarter and first six months of 1997, respectively, compared with the same periods in 1996, mainly due to the transfer of a majority of the company's producer settlements administrative functions to its regional operations in the third quarter of 1996.

When compared with the same periods in 1996, depreciation expense for both the three- and six-month periods of 1997 increased due to acquisitions made in December 1996 and January 1997.

Interest expense decreased in the second quarter and first six months of 1997, primarily due to the company's lower outstanding loan balances in 1997, compared with 1996.

CAPITAL RESOURCES AND LIQUIDITY

The company's cash and cash equivalents balance at June 30, 1997, was $108 million, $29 million higher than the December 31, 1996, balance. Operating activities increased cash $103 million in the first six months of 1997. The decrease in accounts receivable and offsetting decrease in accounts payable were mainly the result of the June decline in prices, compared with December 1996 prices.

Cash disbursed for capital expenditures and investments in the first six months of 1997 was $59 million, compared with $29 million for the same period in 1996. Capital spending in 1997 was higher, primarily due to the purchase from Amoco Production Company of gathering assets and partial interest in a plant. The plant has been shut down and the gathering facilities have been integrated into the company's existing operations. The 1996 capital expenditures were primarily directed toward asset maintenance and projects that added new raw gas supplies. Property dispositions in the first six months of 1996 included the sale of the Lucien plant and system located in Oklahoma.

In July 1997, the capital spending budget allocated to the company by Phillips was increased from $100 million to $135 million. The additional capital spending budget will be mainly directed towards expansion of the company's Spraberry plant in Midland County, Texas; improving operating efficiencies; adding new raw gas supplies; and the reactivation of one of the two processing units at the Dumas plant, which has been idle since late 1995. The Dumas plant, located in the Panhandle region, will process raw gas currently being processed by the company at a third-party processing plant.

The company continues to consider strategic acquisitions and expansion opportunities within its core operating areas. Future capital investments will be determined by the company in coordination with Phillips' capital spending budget.


OUTLOOK

Prices during the remainder of the year are expected to continue to be impacted by seasonal factors. The company anticipates increased NGL production volumes during the second half of 1997 due to its continued optimization activities. Operating expenses are expected to be slightly higher than 1996, mainly due to acquisitions made by the company.

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

                   PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual stockholders' meeting on May 13, 1997. A brief description of each proposal and the voting results follows:

  Election of two directors by holders of the company's Series A
  9.32% Cumulative Preferred Stock.

                                   For        Against & Withheld
                            ------------------------------------
  John L. Adams             10,863,618                    74,879
  Otway B. Denny, Jr.       10,859,627                    78,870


  Election of five directors by Phillips Petroleum Company, the sole holder of the company's Common Stock.

  E. L. Batchelder               1,000                         -
  George B. Beitzel              1,000                         -
  C. L. Bowerman                 1,000                         -
  J. J. Mulva                    1,000                         -
  M. J. Panatier                 1,000                         -

All directors were elected.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

27  Financial Data Schedule

Reports on From 8-K
-------------------

During the three months ended June 30, 1997, the company did not file any reports on Form 8-K.

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



August 7, 1997