Form 10-Q
period 1997-09-30
PHILLIPS GAS CO
filed 1997-11-06
CIK 893690

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                         ---------------

                            FORM 10-Q


(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------------------------------

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

The registrant had 1,000 shares of common stock, $.01 par value, outstanding at October 31, 1997.

                    PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------
Consolidated Statement of Operations             Phillips Gas Company


                                       Thousands of Dollars
                             ----------------------------------------
                             Three Months Ended     Nine Months Ended
                                September 30           September 30
                             ----------------------------------------
                                 1997      1996       1997       1996
                             ----------------------------------------
Revenues
Natural gas liquids          $179,911   196,300    534,158    521,999
Residue gas                   211,691   201,136    652,887    606,420
Other                          16,389    19,240     64,367     56,017
---------------------------------------------------------------------
    Total Revenues            407,991   416,676  1,251,412  1,184,436
---------------------------------------------------------------------

Costs and Expenses
Gas purchases                 298,467   297,530    916,749    842,992
Operating expenses             46,682    43,996    139,476    127,881
Selling, general and
  administrative expenses       3,761     2,789     11,243     11,109
Depreciation                   18,685    18,149     57,639     55,321
Interest expense                4,850     5,978     14,569     18,200
---------------------------------------------------------------------
    Total Costs and Expenses  372,445   368,442  1,139,676  1,055,503
---------------------------------------------------------------------
Income before income taxes     35,546    48,234    111,736    128,933
Provision for income taxes     13,646    18,972     42,958     50,381
---------------------------------------------------------------------
Net Income                     21,900    29,262     68,778     78,552

Preferred stock dividend
  requirements                  8,039     8,039     24,116     24,116
---------------------------------------------------------------------

Net Income Applicable
  to Common Stock            $ 13,861    21,223     44,662     54,436
=====================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Balance Sheet                   Phillips Gas Company


                                          Thousands of Dollars
                                       --------------------------
                                       September 30   December 31
                                               1997          1996
                                       --------------------------
Assets
Cash and cash equivalents                $  112,465        79,031
Accounts receivable
  Affiliate                                  68,793        96,653
  Trade (less allowances:
    1997--$626; 1996--$905)                 109,098       147,598
Inventories                                   7,863         6,418
Deferred income taxes                         4,268         4,007
Prepaid expenses and other current
  assets                                      2,284         2,660
-----------------------------------------------------------------
      Total Current Assets                  304,771       336,367
Investments and long-term receivables         9,668        13,629
Properties, plants and equipment (net)      932,071       902,493
Deferred income taxes                             -        12,090
Deferred gathering fees                      35,100        28,497
-----------------------------------------------------------------
Total                                    $1,281,610     1,293,076
=================================================================

Liabilities
Accounts payable
  Affiliate                              $   31,459        43,310
  Trade                                     200,543       249,864
Note payable                                 18,500        18,500
Accrued income and other taxes               15,060        27,316
Other accruals                                  744           162
-----------------------------------------------------------------
      Total Current Liabilities             266,306       339,152
Long-term debt due to affiliate             310,000       310,000
Other liabilities and deferred credits        8,084         6,372
Deferred income taxes                        15,818             -
Deferred gain on sale of assets              17,590        18,402
-----------------------------------------------------------------
Total Liabilities                           617,798       673,926
-----------------------------------------------------------------

Stockholders' Equity
Preferred stock--100 million shares
  authorized at $.01 par value; issued
  and outstanding--13,800,000 shares,
  liquidation preference:
  1997--$349,198; 1996--$349,109            345,000       345,000
Common stock--200 million shares
  authorized at $.01 par value
    Issued and outstanding--1,000 shares
      Par value                                   -             -
      Capital in excess of par              142,917       142,917
Retained earnings                           175,895       131,233
-----------------------------------------------------------------
Total Stockholders' Equity                  663,812       619,150
-----------------------------------------------------------------
Total                                    $1,281,610     1,293,076
=================================================================
See Notes to Financial Statements.

-----------------------------------------------------------------
Consolidated Statement of Cash Flows         Phillips Gas Company


                                             Thousands of Dollars
                                             --------------------
                                               Nine Months Ended
                                                 September 30
                                             --------------------
                                                 1997        1996
                                             --------------------
Cash Flows from Operating Activities
Net income                                   $ 68,778      78,552
Adjustments to reconcile net income
  to net cash provided by operating
  activities
    Non-working capital adjustments
      Depreciation                             57,639      55,321
      Deferred taxes                           27,908      28,279
      Deferred gathering fees                  (6,603)     (6,341)
      Gain on sale of assets                     (940)     (4,131)
      Other                                       432      (1,314)
    Working capital adjustments
      Decrease (increase) in accounts
        receivable                             66,360     (37,208)
      Increase in inventories                  (1,445)       (524)
      Decrease in prepaid expenses and
        other current assets, including
        deferred taxes                            115       9,396
      Increase (decrease) in accounts
        payable                               (61,172)     10,717
      Increase (decrease) in taxes and
        other accruals                        (11,674)      2,694
-----------------------------------------------------------------
Net Cash Provided by Operating Activities     139,398     135,441
-----------------------------------------------------------------

Cash Flows from Investing Activities
Capital expenditures and investments          (85,804)    (47,308)
Proceeds from asset dispositions                3,956       7,425
-----------------------------------------------------------------
Net Cash Used for Investing Activities        (81,848)    (39,883)
-----------------------------------------------------------------

Cash Flows from Financing Activities
Preferred stock dividend                      (24,116)    (24,116)
Repayment of debt                                   -     (60,000)
-----------------------------------------------------------------
Net Cash Used for Financing Activities        (24,116)    (84,116)
-----------------------------------------------------------------

Increase in Cash and Cash Equivalents          33,434      11,442
Cash and cash equivalents at beginning
  of period                                    79,031      53,800
-----------------------------------------------------------------
Cash and Cash Equivalents at End of Period   $112,465      65,242
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


Note 2--Inventories

Inventories consisted of the following:

                                          Thousands of Dollars
                                       --------------------------
                                       September 30   December 31
                                               1997          1996
                                       --------------------------

Natural gas                                  $2,226         1,514
Helium                                        1,027         1,153
Materials, supplies and other                 4,610         3,751
-----------------------------------------------------------------
                                             $7,863         6,418
=================================================================


Note 3--Properties, Plants and Equipment

Properties, plants and equipment (net) included the following:

                                          Thousands of Dollars
                                       --------------------------
                                       September 30   December 31
                                               1997          1996
                                       --------------------------
Properties, plants and equipment
  (at cost)                              $2,050,182     1,972,524
Less accumulated depreciation
  and amortization                        1,118,111     1,070,031
-----------------------------------------------------------------
                                         $  932,071       902,493
=================================================================


Note 4--Income Taxes

The company's effective tax rate for the third quarter and the first nine months of 1997 was 38 percent, compared with 39 percent for each of the same periods a year ago.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The deferred tax balance changed from a deferred tax asset to a deferred tax liability during the first nine months of 1997 as the company utilized a net operating loss carryforward and accumulated temporary differences related to depreciation.


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


Note 6--Related Party Transactions

Significant transactions with affiliated parties were:

                                    Thousands of Dollars
                           --------------------------------------
                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           ------------------   -----------------
                               1997      1996      1997      1996
                           ------------------   -----------------

Operating revenues         $190,016   200,495   567,014   544,642
Gas purchases                28,816    31,576    88,247    93,625
Operating expenses           27,872    27,658    85,770    81,037
Selling, general and
  administrative expenses     3,494     2,301     9,796     9,985
Interest income                 643       801     1,924     1,393
Interest expense              4,939     5,950    14,490    18,170
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

The company pays gathering fees to GPM Gas Gathering L.L.C.
(GGG). In the third quarters of 1997 and 1996, net fees paid to GGG for gas gathering services were $10,639,000 and $10,618,000, respectively; $8,476,000 and $8,420,000 were expensed. For the nine-month periods ended September 30, 1997 and 1996, net fees paid were $32,213,000 and $31,703,000, respectively; $25,610,000 and $25,362,000 were expensed.


Note 7--Cash Flow Information

Cash payments for interest and income taxes for the nine-month periods ended September 30 were as follows:

                                             Thousands of Dollars
                                             --------------------
                                                1997         1996
                                             --------------------
Cash payments
Interest                                     $14,664       18,361
Income taxes                                  23,432       11,473
-----------------------------------------------------------------


Utilization of an alternative minimum tax net operating loss carryforward from 1995 reduced tax cash payments made during the first nine months of 1996.


Note 8--Subsequent Event

On October 30, 1997, the company's Board of Directors authorized the redemption on December 15, 1997, of its Series A, 9.32% Cumulative Preferred Stock, PGC's only class of publicly held stock. The total issue of 13.8 million shares will be redeemed at par, or $25 per share, plus accrued dividends of $.2006 per share. PGC has given notice to the New York Stock Exchange of the redemption, and, as a result of such notice, trading in the preferred stock will cease as of the close of business Eastern Standard Time on December 12, 1997, when the transfer books are closed. The $348 million required for the stock redemption will be provided by a loan from a subsidiary of Phillips Petroleum Company to PGC. Phillips owns 100 percent of PGC's common stock outstanding.

-----------------------------------------------------------------
Management's Discussion and Analysis         Phillips Gas Company


Management's Discussion and Analysis is the company's analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and adequate resources, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "possible," "probable," "believe," "expect," "plans," "scheduled," "anticipate," "estimate," "begin," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information.
Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 11.


RESULTS OF OPERATIONS

The company had net income of $22 million and $69 million for the third quarter and first nine months of 1997, respectively, compared with $29 million and $79 million for the same periods in 1996.

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                            1997          1996   1997        1996
                            ------------------  -----------------

Reported net income          $22            29     69          79
Less non-operating items      (2)           (3)     1          (7)
-----------------------------------------------------------------
Net operating income         $24            32     68          86
=================================================================


Net operating income decreased $8 million and $18 million for the third quarter and first nine months of 1997, respectively, compared with the same periods in 1996. In both periods, higher residue gas sales prices and natural gas liquids (NGL) sales volumes were more than offset by higher natural gas purchase costs, lower NGL sales prices, lower residue gas sales volumes, and higher operating expenses.

Non-operating items include interest income and expense, settlement of a dispute with a producer in the second quarter of 1997, a gain on the sale of a plant and gathering system in the second quarter of 1996, and severance cost adjustments in the third quarter of 1996.

                         Three Months Ended    Nine Months Ended
                           September 30           September 30
Sales, Purchases and   ---------------------  -------------------
Throughput Statistics    1997   1996  Change   1997   1996 Change
                       ---------------------  -------------------

Natural gas liquids
  sales (thousands
  of barrels daily)       158    152      4%    154    147     5%
Residue gas sales
  (millions of cubic
  feet daily)           1,054  1,073     (2)  1,050  1,078    (3)
Average sales prices
  Natural gas liquids
    (per barrel)       $12.39  14.05    (12)  12.71  12.93    (2)
  Residue gas (per
    thousand cubic
    feet)              $ 2.18   2.04      7    2.28   2.05    11
Natural gas purchases
  (millions of cubic
   feet daily)          1,548  1,570     (1)  1,530  1,548    (1)
Raw gas throughput
  (millions of cubic
  feet daily)           1,973  1,930      2   1,995  1,920     4
-----------------------------------------------------------------


Revenues

NGL revenues were $180 million and $534 million for the third quarter and first nine months of 1997, respectively, compared with $196 million and $522 million for the same periods in 1996. Average NGL sales prices in the third quarter of 1997 were 12 percent lower than the same period in 1996, but improved
8 percent over second quarter 1997 prices. NGL sales prices for the first nine months of 1997 were slightly lower than in 1996. NGL sales volumes increased in the third quarter and first nine months of 1997 compared with 1996, mainly due to acquisitions and improved operating consistency.

Residue gas revenues were $212 million and $653 million in the third quarter and first nine months of 1997, respectively, compared with $201 million and $606 million for the same periods in 1996. The higher residue gas revenues resulted from stronger residue gas sales prices, partially offset by lower residue gas sales volumes, resulting primarily from field declines in the Austin Chalk area of south central Texas.

Raw gas throughput volumes were higher due to acquisitions. A portion of these raw gas volumes have resulted in increased gathering and processing of third-party gas.

Other revenues decreased $3 million for the third quarter 1997 but increased $8 million for first nine months of 1997, compared with the same periods in 1996. The decrease in the third quarter was mainly due to lower by-product revenues. The increase in the first nine months of 1997 was mainly the result of the settlement in the second quarter 1997 of a dispute with a producer related to gas processing rights to certain leases in the Texas
Panhandle. In second quarter 1996, revenues included a gain on the sale of a small, non-strategic plant and gathering system in Oklahoma.


Expenses

Gas purchase costs increased $1 million and $74 million for the third quarter and first nine months of 1997, respectively, compared with the same periods in 1996. Gas purchase costs reflects the interaction of the company's gas purchase contracts with residue gas and NGL sales prices, along with changes in gas purchase volumes. As a percentage of operating revenue, gas costs were 73 percent for the third quarter and 74 percent for the first nine months of 1997, respectively, compared with 72 percent for each of the same periods in 1996.

Operating expenses increased 6 percent and 9 percent for the third quarter and first nine months of 1997, respectively, compared with the same periods in 1996. The increase for the first nine months was mainly the result of bonus payments made in the first quarter of 1997 under Phillips' incentive pay programs in excess of previous estimates, incremental costs associated with acquisitions, and higher repair and maintenance costs. In addition, the company transferred the majority of its producer settlements administrative functions to its regional operations in the third quarter of 1996. These service costs were previously reported as selling, general and administrative expenses.

Selling, general and administrative expenses increased $1 million in the third quarter 1997, compared with 1996. The third quarter of 1996 benefited from a $2 million severance accrual reversal due to the company being able to place more personnel with other Phillips business units than had previously been anticipated. Excluding the severance accrual reversal, expenses decreased
$2 million during the first nine months of 1997, compared with 1996, mainly due to the transfer of a majority of the company's producer settlements administrative functions to its regional operations during the third quarter of 1996.

When compared with the same periods in 1996, depreciation expense for both the three- and nine-month periods of 1997 increased due to acquisitions made in December 1996 and January 1997.

Interest expense decreased in the third quarter and first nine months of 1997, primarily resulting from the company's lower outstanding loan balances in 1997, compared with 1996.


CAPITAL RESOURCES AND LIQUIDITY

The company's cash and cash equivalents balance at September 30, 1997, was $112 million, $33 million higher than the December 31, 1996, balance. Operating activities increased cash $139 million in the first nine months of 1997. The decrease in accounts receivable and offsetting decrease in accounts payable were mainly the result of the September decline in prices, compared with December 1996 prices.

Cash disbursed for capital expenditures and investments in the first nine months of 1997, was $86 million, compared with $47 million for the same period in 1996. Capital spending in 1997 was higher, primarily due to the purchase from Amoco Production Company of gathering assets and partial interest in a plant. The plant has been shut down and the gathering facilities have been integrated into the company's existing operations. The 1996 capital expenditures were primarily directed toward asset maintenance and projects that added new raw gas supplies. Property dispositions in the first nine months of 1997 included the divestiture of certain gas gathering assets as required by the Federal Trade Commission related to the December 1996 purchase of gas gathering assets from ANR. The first nine months of 1996 included the sale of the Lucien plant and system located in Oklahoma.

In July 1997, the capital spending budget allocated to the company from Phillips was increased from $100 million to $135 million. The additional capital spending budget will be mainly directed towards expansion of the company's Spraberry plant in Midland County, Texas; improving operating efficiencies; adding new raw gas supplies; and the reactivation of one of the two processing units at the Dumas plant, which has been idle since late 1995. The Dumas plant, located in the Panhandle region, will process raw gas currently being processed by the company at a third-party processing plant. The Spraberry plant expansion and the Dumas plant restart are expected to be completed in the fourth quarter of 1997.

The company continues to consider strategic acquisitions and expansion opportunities within its core operating areas. Future capital investments will be determined by the company in coordination with Phillips' capital spending budget.

On October 30, 1997, the company's Board of Directors authorized the redemption of its Series A, 9.32% Cumulative Preferred Stock on December 15, 1997. The total issue of 13.8 million shares will be redeemed at par, or $25 per share, plus accrued dividends of $.2006 per share.

The company has given notice of the redemption to the New York Stock Exchange, and as a result of such notice, trading in the preferred stock will cease as of the close of business Eastern Standard Time on December 12, 1997, when the transfer books are closed. Upon redemption, former holders of the preferred stock will no longer have rights as stockholders other than the right to receive redemption proceeds. The preferred stock will cease to be outstanding, and the company will no longer be a reporting company under the Securities Exchange Act of 1934. The stock redemption will be funded through additional borrowings from Phillips.


OUTLOOK

Prices are expected to remain volatile during the fourth quarter of 1997 due to seasonal factors. Fourth quarter 1997 operating expenses are expected to be slightly higher than the same period in 1996, in part due to acquisitions.


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

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the company:

  o Plans for the construction or modernization of gathering and processing facilities, and the timing of production from such facilities are subject to, in certain instances, approval from the company's Board of Directors and the amount allocated for the company in Phillips' capital budget program; and in general, to the issuance by federal, state and municipal governments, or agencies thereof, of building, environmental and other permits; the availability of specialized contractors and work force; prices of and demand for products; the company's ability to control its costs; availability of raw materials; and transportation, mainly in the form of pipelines, and to a lesser extent, railcars or trucks; and changes in laws, particularly tax and environmental.

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

                   PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

27  Financial Data Schedule


Reports on From 8-K
-------------------

During the three months ended September 30, 1997, the company did not file any reports on Form 8-K.

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



November 6, 1997